Form 10-Q
period 1995-10-12
LEHMAN ABS CORP
filed 1995-10-13
CIK 829281

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

     (Mark one)

  [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 1995

                              or

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

                Commission File Number: 0-16527

                     LEHMAN ABS CORPORATION
    (Exact name of registrant as specified in its charter)

Delaware                                             13-3447441
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

200 Vesey Street, 20th Floor, New York, New York         10285
(Address of principal executive offices)               (Zip Code)

                           212-526-5594
     (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                       No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of October 1, 1995.

THE  REGISTRANT  MEETS  THE CONDITIONS SET  FORTH  IN  GENERAL
INSTRUCTION  H(1)(a)  AND (b) OF FORM 10-Q  AND  THEREFORE  IS
FILING   THIS   FORM   WITH  THE  REDUCED  DISCLOSURE   FORMAT
CONTEMPLATED THEREBY.





                             INDEX

             LEHMAN ABS CORPORATION AND SUBSIDIARY

Cover
Index                                                         Page

PART I    FINANCIAL INFORMATION

               Item 1 - Financial Statements                 2 - 10

               Item 2 - Management's Discussion and Analysis
                        of Financial Condition and Liquidity
                        and Capital Resources and Results of
                        Operations                          11 - 12

PART II   OTHER INFORMATION

               Item 1 - Legal Proceedings                      13

               Item 2 - Changes in Securities                  13

               Item 3 - Defaults Upon Senior Securities        13

               Item 4 - Submission of Matters to a Vote of
                        Security Holders                       13

               Item 5 - Other Information                      13

               Item 6 - Exhibits and Reports on Form 8-K       13


SIGNATURES                                                     14






                PART I - FINANCIAL INFORMATION


ITEM I - FINANCIAL STATEMENTS


             LEHMAN ABS CORPORATION AND SUBSIDIARY
          INDEX to CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements of Operations for the three months
     ended August 31, 1995 and 1994                                 3

Consolidated Statements of Operations for the nine months
     ended August 31, 1995 and eight months ended
     August 31, 1994                                                4

Consolidated Statements of Financial Condition as of
     August 31, 1995 and November 30, 1994                          5

Consolidated Statements of Cash Flows for the nine months
     ended August 31, 1995 and eight months ended
     August 31, 1994                                                6


Notes to Consolidated Financial Statements                        7 - 10


             LEHMAN ABS CORPORATION and SUBSIDIARY
             CONSOLIDATED STATEMENTS of OPERATIONS

                          (Unaudited)

                                            Three months ended
                                        August 31,     August 31,
                                          1995           1994

Revenues:

    Trading                              91,758        351,233

    Interest                            356,077      1,252,659

                                        447,835      1,603,892

Expenses:

    Compensation                          1,250          1,250

    General and administrative          116,649        410,508


                                        117,899        411,758

    Income before income tax
     provision                          329,936      1,192,134

Income tax provision                    151,936        548,977

Net income                           $  178,000        643,157



                     See notes to consolidated financial statements



             LEHMAN ABS CORPORATION and SUBSIDIARY
             CONSOLIDATED STATEMENTS of OPERATIONS

                          (Unaudited)

                                                   Nine          Eight
                                                  Months         Months
                                                  ended          ended
                                                August 31,     August 31,
                                                  1995           1994

Revenues:

    Trading                               $     1,127,472        431,710

    Interest                                    1,354,942      1,839,859

                                                2,482,414      2,271,569

Expenses:

    Compensation                                    3,750          3,333

    General and administrative                    634,672        585,378


                                                  638,422        588,711

    Income before income tax provision          1,843,992      1,682,858

Income tax provision                              849,158        774,957

Net income                                  $     994,834        907,901



                   See notes to consolidated financial statements




             LEHMAN ABS CORPORATION and SUBSIDIARY
        CONSOLIDATED STATEMENTS of FINANCIAL CONDITION

                            ASSETS

                                            August 31,       November 30,
                                               1995            1994
                                            (Unaudited)

Cash                                        $  285,278          43,858
Financial instruments owned, at fair value  23,623,090      27,429,761
Receivables from brokers, dealers
and financial institutions                   1,173,184         183,397
Receivables from affiliate                     551,247               -
Due from others                                104,344         102,136
Deferred registration costs, net
of accumulated amortization of
$900,975 and $758,625 in 1995 and 1994,
respectively                                   279,467         292,769

                                       $    26,016,610      28,051,921



             LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Financial instruments sold but
    not yet purchased                         793,916        2,932,907
   Issuance expenses payable                  632,156          746,399
   Payables to brokers, dealers
    and financial institutions                309,638        1,801,965
   Payables to affiliates                     459,443          438,547
   Income taxes payable to affiliate                -          985,195
   Other liabilities and accrued expenses           -           19,385

                    Total liabilities       2,195,153        6,924,398

Stockholder's equity:

Common stock, $0.25 par value;
1,000 shares authorized
issued and outstanding                            250              250
Additional paid-in capital                 21,681,868       19,982,768
Retained earnings                           2,139,339        1,144,505

Total stockholder's equity                 23,821,457       21,127,523

                                     $     26,016,610       28,051,921




                 See notes to consolidated financial statements




             LEHMAN ABS CORPORATION and SUBSIDIARY
             CONSOLIDATED STATEMENTS of CASH FLOWS

                          (Unaudited)


                                                       Nine          Eight
                                                      Months        Months
                                                      ended         ended
                                                    August 31,    August 31,
                                                      1995          1994

Cash flows from operating activities:

  Net income                                    $    994,834       $  907,901

  Adjustments to reconcile net income to net
    cash used in operating activities:
         Amortization                                142,350          535,762
  Effect of changes in operating assets
    and liabilities:
      Financial instruments owned , at fair
       value                                       3,806,671       (7,337,818)
  Receivables from brokers, dealers and
   financial institutions                           (989,787)         (87,744)
  Receivables from affiliate                        (551,247)      (1,417,817)
  Due from others                                     (2,208)     (20,403,074)
  Deferred registration costs                       (129,048)        (344,828)
  Financial instruments sold but not yet
   purchased                                      (2,138,991)       3,421,209
  Issuance expenses payable                         (114,243)         388,845
  Payables to brokers, dealers and financial
   institutions                                   (1,492,327)       2,440,793
  Payables to affiliates                              20,896          522,772
  Income taxes payable to affiliate                 (985,195)         847,774
  Other liabilities and accrued expenses             (19,385)          80,344

            Total adjustments                     (2,452,514)     (21,353,782)

  Net cash used in operating activities           (1,457,680)     (20,445,881)

Cash flows from financing activities:
  Capital contributions by parent                240,819,229       37,478,064
  Capital distributions to parent               (239,120,129)     (17,050,154)

  Cash provided by financing activities            1,699,100       20,427,910

Net increase (decrease) in cash                      241,420          (17,971)

Cash at the beginning of the period                   43,858           17,971

Cash at the end of the period                        285,278                0





             See notes to consolidated financial statements



1.   Organization:

     The consolidated financial statements include the accounts of Lehman ABS Corporation and Lehman Asset Backed Caps Inc., its wholly owned subsidiary (together, the "Company"). Lehman ABS Corporation was incorporated in the State of Delaware on January 29, 1988 as a special purpose finance corporation organized for the purpose of issuing and selling securities (the "Securities")
     primarily collateralized by purchased receivables arising from loans or financings (the "Receivables"). All of the outstanding capital stock is owned by Lehman Commercial
     Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

     Lehman Asset Backed Caps Inc. was incorporated in the State of Delaware on June 15, 1994 for the purpose of entering into interest rate cap agreements and related support agreements in connection with securitization transactions.

     The Company derives income from trading and/or interest earned on securities owned. Trading income includes the profit (loss) from the issuance and sale of securities and valuing securities owned at market or fair value.

     The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission which permit the Company to issue, from time to time, securities in the principal amount not to exceed $3.83 billion. During the nine months ended August 31, 1995, the Company issued Lehman Home Equity Loan Trust 1995-1 totaling approximately $128.1 million principal amount, Lehman Home Improvement Loan Trust 1995-2 totaling approximately $66.8 million principal amount, Lehman FHA Title I Loan Trust 1995-3 totaling approximately $85.0 million principal amount, Lehman FHA Title I Loan Trust 1995-4 totaling approximately $110 million principal amount, and Lehman Home Equity Loan Trust 1995-5 totaling approximately $55 million principal amount. As of August 31, 1995, approximately $1.1 billion was available for issuance under the registration statements referred to above.

     The Company has established trusts to issue securities collateralized by receivables. The Company has surrendered to trusts all future economic interests in the Securities issued to date together with the related collateral. According to the terms of the trust agreements, the bondholders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Securities and related collateral have been removed from the accompanying Consolidated Statements of Financial Condition.

     During   the  nine  months  ended  August  31,   1995   LCPI
     contributed  $240.8 million in capital to the  Company,  and the  Company  made capital distributions to LCPI  of  $239.1 million.


2.   Summary of Significant Accounting Policies:

     Deferred registration costs:

     Deferred registration costs relate to filing fees and other direct costs paid by the Company in connection with filings for the registration of Securities which were or are to be issued by the Company. These costs are
     deferred  in  anticipation  of  future  revenues  upon   the
     issuance of securities from the respective shelf that has been established. Amortization of the costs is based upon the percentage of issued Securities to the respective shelf from which the Securities are issued and is included as a component of net trading revenue in the accompanying Consolidated Statements of Operations.

     Financial   instruments  owned  and  financial   instruments
     sold but not yet purchased:

     Financial   instruments  owned  and  financial   instruments
     sold but not yet purchased principally represent subordinated interests in pools of receivables and interest rate cap agreements. Financial instruments owned and financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with the related profit (loss) recorded in the Consolidated Statements of Operations. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations, and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

     All security transactions are   recorded    in    the
     accompanying financial statements on a trade date basis.

     Income taxes:

     The Company is included in the consolidated U.S. federal income tax return of Holdings and in combined state and local returns with other affiliates of Holdings. The Company computes its income tax provision on a separate return basis in accordance with the terms of a tax allocation agreement between Holdings and its subsidiaries. The provision for income taxes is greater than that calculated by applying the statutory federal income tax rate principally due to state and local taxes.

3.   Related Party Transactions:

     All receivables used to collateralize the Securities are purchased from and recorded at an affiliate's carrying value, which for such broker/dealer affiliates represents market value.

     Certain  directors  and officers of  the  Company  are  also
     directors  and  officers  of  Lehman  Brothers  Inc.,   LCPI
     and/or other affiliates of the Company.

3.   Related Party Transactions (continued):

     Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $634,672 for the nine months ended
     August 31, 1995, and $578,730 for the eight months ended August 31, 1994 are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

     Compensation  expense represents amounts  allocated  to  the
     Company   by  LCPI  for  compensation  paid  to   a   common
     director of the Company.

     Income taxes of $1,834,353 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the nine months ended August
     31, 1995.

     The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

 4.  Due From Others:

     At August 31, 1995 and November 30, 1994 the Company had interest bearing deposits of $104,344 and $102,136 with an independent trustee in accordance with the terms of a securitization transaction.

  5.   Financial  Instruments  with Off-Balance  Sheet  Risk  and
       Concentration of Credit Risk:

     The Company's activities are principally conducted with financial institutions. In connection with the terms of securitization transactions, the Company has sold interest rate caps with a notional amount of $1.32 billion, maturing in the year 2000, to trusts. The fair value of the interest rate caps sold is approximately $0.8 million and is included in financial instruments sold but not yet purchased in the Consolidated Statements of Financial Condition at August 31, 1995. In addition, the Company has purchased interest rate caps, from an affiliate, with a notional amount of $1.32 billion, maturing in the year 2000. The fair value of the interest rate caps purchased is approximately $3.7 million and is included in financial instruments owned in the Consolidated Statements of Financial Condition at August 31, 1995. At August 31, 1995, the Company had no other material individual counterparty concentration of credit risk.

6.   Fair Value of Financial Instruments:

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair values of most on- and off-
     balance  sheet  financial  instruments,  for  which  it   is
     practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Consolidated Statements of Financial Condition.


 7.  Change of Fiscal Year-End:

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of Holdings' institutional customers. In conjunction with the decision to change its year-end, the Company is reporting its third quarter 1994 results on the basis of its new fiscal year.

     PART I - FINANCIAL INFORMATION, continued

Item 2   Management's  Discussion  and  Analysis   of   Financial
     Condition and Liquidity and Capital Resources and Results of Operations

     Set  forth  below  is management's discussion  and  analysis of financial condition and liquidity and capital resources and results of operations for the nine months and quarter ended August 31, 1995 and eight months and quarter ended August 31, 1994.

     Financial Condition and Liquidity and Capital Resources

     The Company's assets aggregated $28.1 million at November 30, 1994 and $26.0 million at August 31, 1995. Financial instruments owned at August 31, 1995 aggregated $23.6 million and represent the portion of issued securities retained by the Company as well as the fair value of interest rate cap agreements purchased from an affiliate. These securities are carried at market or fair value, as appropriate.

     Stockholder's equity increased from $21.1 million at November 30, 1994 to $23.8 million at August 31, 1995 as a result of capital contributions from LCPI and net income for the nine months ended August 31, 1995. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

     Operating Results

     During the nine months ended August 31, 1995, the Company issued Lehman Home Equity Loan Trust 1995-1 totaling approximately $128.1 principal amount, Lehman Home Improvement Loan Trust 1995-2 totaling approximately $66.8 million principal amount, Lehman FHA Title I Loan Trust 1995-3 totaling approximately $85.0 million principal amount, Lehman FHA Title I Loan Trust 1995-4 totaling approximately $110 million principal amount, and Lehman Home Equity Loan Trust 1995-5 totaling approximately $55 million principal amount. During the eight months ended August 31, 1994, the Company issued Lehman Home Equity Loan Trust 1994-1 totaling approximately $208.5 million principal amount, Lehman Card Account Trust 1994-1 totaling approximately $1.1 billion principal amount, and Lehman Home Equity Loan
     Trust 1994-2 totaling approximately $52.2 million principal amount, and Lehman Card Account Trust 1994-2 totaling approximately $267.8 million principal amount. In addition, the Company issued approximately $353 million principal amount of mortgage pass-through certificates in private placements during 1994.

     Trading gains totaled $1,127,472 for the nine months ended August 31, 1995, principally attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value. Trading gains totaled $91,758 for the three months ended August 31, 1995, principally attributable to valuing financial instruments owned, including interest

     PART I - FINANCIAL INFORMATION, continued

Item 2   Management's  Discussion  and  Analysis   of   Financial
     Condition and Liquidity and Capital Resources and Results of Operations

     rate  cap  agreements,  at market or  fair  value.   Trading
     gains  totaled  $431,710 and $351,233 for the  eight  months
     and    quarter    ended   August   31,   1994,   principally
     attributable to the issuance and sale of securities.

     Interest income decreased from $1,839,859 and $1,252,659 for the eight months and quarter ended August 31, 1994 to $1,354,942 and $356,077 for the nine months and quarter ended August 31, 1995, principally due to a decline in interest bearing deposits with independent trustees as well as a decline in financial instruments owned. Interest income is derived from the portion of issued securities retained by the Company and from interest earned on receivables held by the Company prior to the issuance and sale of the related securities. Management fees increased from $578,730 for the eight months ended
     August 31, 1994 to $634,672 for the nine months ended August 31, 1995, reflecting the increased operating activities of the Company for the nine months ended August 31, 1995. Management fees decreased from $404,044 for the three months ended August 31, 1994 to $116,649 for the three months ended August 31, 1995, reflecting the decreased operating activities of the Company for the third quarter. Management fees are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.



     PART II - OTHER INFORMATION



     The following items have been omitted as inapplicable or not required under general instruction H(2)(a) and (b) of Form 10-Q:

               Item 1 - Legal Proceedings

               Item 2 - Changes in Securities

               Item 3 - Defaults Upon Senior Securities

               Item 4 - Submission of Matters to a Vote of
                        Security Holders

               Item 5 - Other Information

               Item 6 - Exhibits and Reports on Form 8-K


                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN ABS CORPORATION
                                   (Registrant)



Date: October 12, 1995             /S/  Theodore P. Janulis
                                   Theodore P. Janulis
                                   President


Date: October  12, 1995            /S/  David Goldfarb
                                   David Goldfarb
                                   Controller