Form 10-Q/A
period 1995-08-31
LEHMAN ABS CORP
filed 1995-11-21
CIK 829281

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                       Amendment No. 1

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

                     LEHMAN ABS CORPORATION   .
    (Exact name of registrant as specified in its charter)

Delaware                                                   13-3447441
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

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



PART I    FINANCIAL INFORMATION

         Item 1 - Financial Statements


                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN ABS CORPORATION
                                   (Registrant)







Date: November 21, 1995       /S/  Theodore P. Janulis
                                   Theodore P. Janulis
                                   President


Date: November 21, 1995       /S/  David Goldfarb
                                   David Goldfarb
                                   Controller