Form 10-K
LEHMAN ABS CORP
filed 1996-02-26
CIK 829281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                                   (Mark One)
               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1995

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________
                         Commission File Number: 0-16527

                             LEHMAN ABS CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                    13-3447441
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

             200 Vesey  Street,  20th  floor,  New York,  NY      10285
            (Address of principal executive offices)             (Zip Code)

                                  212-526-5594
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on which registered
     None                                                    None

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No .

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of February 1, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                      INDEX
                      LEHMAN ABS CORPORATION and SUBSIDIARY
Cover
Index                                                                     Page

PART I
       Item 1 - Business                                                    1
               ----------

       Item 2 - Properties                                                  1
                ---------

       Item 3 - Legal Proceedings                                           1
                -----------------

       Item 4 - Submission of Matters to a Vote of Security Holders         2
                ---------------------------------------------------

PART II
       Item 5 - Market for Registrant's Common Stock
                and Related Stockholder Matters                             2
                -------------------------------

       Item 6 - Selected Financial Data                                     2
                --------------------------------

       Item 7 - Management's Discussion and Analysis of
                ------------------------------------------------
                Financial Condition and Liquidity and Capital
                ---------------------------------------------
                Resources and Results of Operations                         2
                -----------------------------------

       Item 8 - Financial Statements and Supplementary Data                 4
                --------------------------------------------

       Item 9 - Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                      4
                --------------------------------------
PART III

       Item 10 - Directors and Executive Offic eof the Registrant           4
                 ------------------------------------------------

       Item 11 - Executive Compensation                                     4
                 ----------------------

       Item 12 - Security Ownership of Certain Beneficial
                 Owners and Management                                      4
                 ---------------------

       Item 13 - Certain Relationships and Related Transactions             4
                 ----------------------------------------------

PART IV

       Item 14 - Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                                    5
                 -----------------------


Signatures                                                                  6

                                     PART I

ITEM 1            Business

                  The consolidated financial statements include the accounts of Lehman ABS Corporation and Lehman Asset Backed Caps Inc., its wholly owned subsidiary (together, the "Company"). Lehman ABS Corporation was incorporated in the State of Delaware on January 29, 1988 as a special purpose finance corporation. The Company's activities consist of the issuance and sale of securities (the "Securities") primarily collateralized by purchased receivables arising from loans or financings (the "Receivables") or collateralized by government and government agency obligations or corporate debt securities (the "Bonds"). All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc.
                  ("Holdings").

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

                  Securities may be issued and sold by the Company in one or more series on terms to be determined at the time of sale. Each series of Securities may consist of one or more classes. Each series of Securities may be collateralized or otherwise secured or backed by receivables arising in connection with the sale or lease of motor vehicles, credit card purchases or other designated receivables arising as a result of certain loans, financings, or other specified transactions, by Pass-through Certificates evidencing a fractional undivided ownership interest in one or more grantor trusts that own or hold one or more pools, or participations in one or more pools of Receivables, or other collateral, including, but not limited to, cash deposits, letters of credit, etc. Each series of Securities may also be collateralized or otherwise secured or backed by U.S. Government and government agency securities, foreign government obligations or corporate debt securities and certain derivative products including interest rate and currency swaps, options, and other interest rate option products including caps, collars and floors.

                  The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission ("the Commission") which permit the Company to issue, from time to time, Securities collateralized by Receivables in the principal amount not to exceed $5.83 billion. The Company has also filed registration statements on Form S-3 for the issuance of $.5 billion principal amount of Securities collateralized by Bonds. As of November 30, 1995, approximately $3.1 billion was available for issuance under the registration statements referred to above.

ITEM 2            Properties

                  The Company owns no physical properties.

ITEM 3            Legal Proceedings

                  There are no pending legal proceedings.

ITEM 4            Submission of Matters to a Vote of Security Holders


                  Pursuant to General Instruction J of Form 10-K, the information required by Item 4 is omitted.


                                     PART II

ITEM 5            Market for Registrant's Common Stock and Related
                  Stockholder Matters

                  The Company's sole class of capital stock is its $0.25 par value common stock, which is all owned by LCPI. There is no public market for the Company's common stock.

ITEM 6            Selected Financial Data

                  Pursuant to General Instruction J of Form 10-K, the information required by Item 6 is omitted.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations

                  Set forth below is management's discussion and analysis of financial condition and liquidity and capital resources and results of operations for the twelve months ended November 30, 1995, the eleven months ended November 30, 1994 and the twelve months ended December 31, 1993.

                  Financial Condition and Liquidity and Capital Resources

                  The Company's assets decreased from $28.1 million at November 30, 1994 to $27.6 million at November 30, 1995. Financial instruments owned at November 30, 1995 aggregated $25.8 million and represent the portion of issued securities retained by the Company as well as the fair value of interest rate cap agreements purchased from an affiliate. These
                  securities   are   carried  at  market  or  fair   value,   as
                  appropriate.

                  Stockholder's equity increased from $21.1 million at November 30, 1994 to $23.7 million at November 30, 1995 as a result of net income partially offset by net capital distributions to LCPI. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

                  Results of Operations

                  For the twelve months ended November 30, 1995 and eleven months ended November 30, 1994:

                  During 1995, the Company issued Lehman Home Equity Loan Trust 1995-1 totaling approximately $128.1 million principal amount, Lehman Home Improvement Loan Trust 1995-2 totaling approximately $66.8 million principal amount, Lehman FHA Title I Loan

ITEM 7 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations
                 (continued)

                  Trust 1995-3 totaling approximately $85.0 million principal amount, Lehman FHA Title I Loan Trust 1995-4 totaling approximately $110.0 million principal amount, Lehman Home Equity Loan Trust 1995-5 totaling approximately $55.0 million principal amount, Lehman FHA Title I Loan Trust 1995-6 totaling approximately $205.0 million principal amount, Lehman Home Equity Loan Trust 1995-7 totaling approximately $130.0 million principal amount and Delta Funding Home Equity Loan Trust 1995-2 totaling approximately $150.0 million principal amount.

                  Trading revenues totaled $7,557,756 for the twelve months ended November 30, 1995, principally attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value. Trading revenues totaled $304,814 for the eleven months ended November 30, 1994, principally attributable to valuing financial instruments owned at market or fair value.

                  Interest income decreased from $2,319,670 for the eleven months ended November 30, 1994 to $1,623,749 for the twelve months ended November 30, 1995. The decrease is principally due to a decrease in interest bearing financial instruments owned during the period. Management fees increased from $768,466 for the eleven months ended November 30, 1994 to $2,310,369 for the twelve months ended November 30, 1995, reflecting increased trading and operating activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Consolidated Statements of Operations.

                  For the eleven months ended November 30, 1994 and twelve months ended December 31, 1993:

                  During 1994, the Company issued Lehman Card Account Trust 1994-2 totaling approximately $267.8 million principal amount, Lehman Card Account Trust 1994-1 totaling approximately $1.1 billion, Lehman Home Equity Loan Trust 1994-2 totaling approximately $52.2 million principal amount and Lehman Home Equity Loan Trust 1994-1 totaling approximately $208.5 million principal amount. In addition, the Company issued approximately $353 million principal amount of mortgage pass-through certificates in private placements. During 1993, the Company issued Lehman Home Equity Loan Trusts 1993-3,
                  1993-2 and 1993-1 totaling approximately $147.1 million, $303.9 million and $166.1 million principal amount, respectively. In addition, the Company issued, through a Trust, $150 million of securities collateralized by receivables in a private placement.

                  Trading revenues totaled $304,814 for the eleven months ended November 30, 1994, principally attributable to valuing financial instruments owned at market or fair value. Trading revenues totaled $441,519 for the twelve months ended December 31, 1993, principally attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

                  Interest income increased from $1,262 for the twelve months ended December 31, 1993 to $2,319,670 for the eleven months ended November 30, 1994. The increase is principally due to an increase in interest bearing financial instruments owned and an increase in interest bearing deposits held with trustees during the period. Management fees increased

ITEM 7 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations (continued)

                  from $123,201 for the twelve months ended December 31, 1993 to $768,466 for the eleven months ended November 30, 1994, reflecting the increase in revenues for the eleven months ended November 30, 1994. Management fees are the principal component of general and administrative expenses in the accompanying Consolidated Statements of Operations.

ITEM 8            Financial Statements and Supplementary Data

                  The financial statements required by this Item and included in this Report are referenced in the index appearing on page F-1.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.


                                    PART III

ITEM 10           Directors and Executive Officers of the Registrant

                  Pursuant to General Instruction J of Form 10-K, the information required by Item 10 is omitted.

ITEM 11           Executive Compensation

                  Pursuant to General Instruction J of Form 10-K, the information required by Item 11 is omitted.

ITEM 12           Security Ownership of Certain Beneficial Owners and
                  Management


                  Pursuant to General Instruction J of Form  10-K,   the
                  information required by Item 12 is omitted.

ITEM 13           Certain Relationships and Related Transactions

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 13 is omitted.

                                     PART IV

ITEM 14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                (a)    (1) and (2) Financial Statements and Schedules

                       See Index to Financial Statements appearing on Page F-1

                       (3) Exhibits

                       Not applicable

               (b)     Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LEHMAN ABS CORPORATION
                                                     (Registrant)


                                                     By:  THEODORE P. JANULIS
                                                          Theodore P. Janulis
                                                          President


Date:  February 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      POSITION                       DATE

THEODORE P. JANULIS            President                      February 23, 1996
Theodore P. Janulis

DAVID GOLDFARB                 Controller                     February 23, 1996
David Goldfarb

BRIAN R. ZIPP                  Director                       February 23, 1996
Brian R. Zipp

MICHAEL J. O'HANLON            Chairman and Director          February 23, 1996
Michael J. O'Hanlon

                      LEHMAN ABS CORPORATION AND SUBSIDIARY

                   INDEX to CONSOLIDATED FINANCIAL STATEMENTS


          Report of Independent Auditors                                   F-2

          Consolidated  Statements  of  Operations  for the twelve  months ended
            November 30, 1995,  eleven months ended November 30, 1994 and twelve
            months ended December 31, 1993                                 F-3

          Consolidated Statements of Financial Condition as of
            November 30, 1995 and 1994                                     F-4

          Consolidated  Statements  of Changes in  Stockholder's  Equity for the
            twelve months ended November 30, 1995,  eleven months ended November
            30, 1994 and twelve months ended December 31, 1993             F-5

          Consolidated  Statements  of Cash  Flows for the twelve  months  ended
            November 30, 1995,  eleven months ended November 30, 1994 and twelve
            months ended December 31, 1993                                 F-6

          Notes to Consolidated Financial Statements                F-7 to F-10

          Consent of Independent Auditors                                  F-11

Report of Independent Auditors

The Board of Directors and Stockholder of
Lehman ABS Corporation and Subsidiary


We have audited the accompanying consolidated statements of financial condition of Lehman ABS Corporation and Subsidiary (the "Company") as of November 30, 1995 and November 30, 1994, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year ended November 30, 1995, for the eleven-month period ended November 30, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman ABS Corporation and Subsidiary at November 30, 1995 and 1994, and the results of its operations and its cash flows for the year ended November 30, 1995, for the eleven-month period ended November 30, 1994 and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



                                        ERNST & YOUNG LLP

January 10, 1996

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS of OPERATIONS

                                                                  Twelve months ended      Eleven months ended  Twelve months ended
                                                                   November 30, 1995           November 30,1994   December 31, 1993
                                                                 ---------------------    ---------------------   -----------------

Revenues:

  Trading ...............................................               $7,557,756               $  304,814               $  441,519

  Interest ..............................................                1,623,749                2,319,670                    1,262
                                                                        ----------               ----------               ----------

                                                                         9,181,505                2,624,484                  442,781
                                                                        ----------               ----------               ----------



Expenses:


  Compensation ..........................................                    5,000                    4,587                    5,000

  General and
      administrative ....................................                2,325,762                  773,852                  125,806
                                                                        ----------               ----------               ----------

                                                                         2,330,762                  778,439                  130,806
                                                                        ----------               ----------               ----------


   Income before income
      tax provision .....................................                6,850,743                1,846,045                  311,975

Income tax provision ....................................                3,154,767                  849,968                  143,665
                                                                        ----------               ----------               ----------

Net income ..............................................               $3,695,976               $  996,077               $  168,310
                                                                        ==========               ==========               ==========













                 See notes to consolidated financial statements

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENTS of FINANCIAL CONDITION


                                     ASSETS

                                                       November 30, November 30,
                                                           1995         1994

Cash .............................................    $    99,245    $    43,858
Financial instruments owned, at fair value .......     25,772,380     27,429,761
Receivables from brokers, dealers and
  financial institutions .........................        872,920        183,397
Due from others ..................................        105,077        102,136
Deferred registration costs, net of
  accumulated amortization of $1,069,032 and
  $758,625 in 1995 and 1994, respectively ........        755,748        292,769
                                                      -----------    -----------

                                                      $27,605,370    $28,051,921
                                                      ===========    ===========


                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
Financial instruments sold but not yet purchased ...    $  497,590    $2,932,907
Issuance expenses payable ..........................       429,118       746,399
Payables to brokers, dealers and
  financial institutions ...........................        29,800     1,801,965
Payables to affiliates .............................     2,978,394       438,547
Income taxes payable to affiliate ..................          --         985,195
Other liabilities and accrued expenses .............          --          19,385
                                                        ----------    ----------

                    Total liabilities ..............     3,934,902     6,924,398
                                                        ----------    ----------

Stockholder's equity:
Common stock, $0.25 par value;
      1,000 shares authorized,
      issued and outstanding .....................            250            250
Additional paid- in capital ......................     18,829,737     19,982,768
Retained earnings ................................      4,840,481      1,144,505
                                                      -----------    -----------

                    Total stockholder's equity ...     23,670,468     21,127,523
                                                      -----------    -----------

                                                      $27,605,370    $28,051,921
                                                      ===========    ===========


                 See notes to consolidated financial statements

                      LEHMAN ABS CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                 for the twelve months ended November 30, 1995,
                    eleven months ended November 30, 1994 and
                      twelve months ended December 31, 1993


                                                                                                        Retained
                                                                                                        Earnings
                                                                                Additional            (Accumulated         Total
                                                        Common Stock         Paid-in Capital            Deficit)      Stockholder's
                                                                                                                           Equity
                                                       ----------------     -------------------    -------------------    ---------

Balance, December 31, 1992 ......................       $         250       $     225,533        $     (19,882)       $     205,901

Net income ......................................                --                  --                168,310              168,310

Capital contributions by parent .................                --            30,675,202                 --             30,675,202

Capital distributions to parent .................                --            (2,902,266)                --             (2,902,266)
                                                        -------------       -------------        -------------        -------------

Balance, December 31, 1993 ......................                 250          27,998,469              148,428           28,147,147

Net income ......................................                --                  --                996,077              996,077

Capital contributions by parent .................                --            44,992,585                 --             44,992,585

Capital distributions to parent .................                --           (53,008,286)                --            (53,008,286)
                                                        -------------       -------------        -------------        -------------

Balance, November 30, 1994 ......................                 250          19,982,768            1,144,505           21,127,523

Net income ......................................                --                  --              3,695,976            3,695,976

Capital contributions by parent .................                --           250,340,432                 --            250,340,432

Capital distributions to parent .................                --          (251,493,463)                --           (251,493,463)
                                                        -------------       -------------        -------------        -------------

Balance, November 30, 1995 ......................       $         250       $  18,829,737        $   4,840,481        $  23,670,468
                                                        =============       =============        =============        =============






                     See  notes  to  consolidated   financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                      Twelve months            Eleven months           Twelve months
                                                                      ended November          ended November          ended December
                                                                       30, 1995                30, 1994                 31, 1993
                                                                  -------------------     --------------------    ------------------

Cash flows from operating activities:

Net income                                                            $   3,695,976               $     996,077      $     168,310
                                                                       -------------               -------------      -------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Amortization .....................................................           310,407                     535,762            198,719
Effect of changes in operating assets and
liabilities:
Financial instruments owned, at fair
value ............................................................         1,657,381                  (4,674,002)       (22,755,759)
Receivables from brokers, dealers and
financial institutions ...........................................          (689,523)                   (183,397)              --
Due from others ..................................................            (2,941)                  5,947,775         (6,049,911)
Deferred registration costs.......................................          (773,386)                   (413,794)          (482,250)
Financial instruments sold but not yet
purchased .............................................                   (2,435,317)                  2,932,907               --
Issuance expenses payable.........................................          (317,281)                   (105,857)           852,256
Payables to brokers, dealers and
financial institutions............................................        (1,772,165)                  1,801,965               --
Payables to affiliates............................................         2,539,847                     346,051             92,496
Income taxes payable to affi .....................................          (985,195)                    849,968            143,975
Other liabilities and accrued expenses ...........................           (19,385)                      8,133             (2,760)
                                                                       -------------               -------------      -------------

Net cash provided by (used in)
operating activities..............................................         1,208,418                   8,041,588        (27,834,924)
                                                                       -------------               -------------      -------------

Cash flows from financing activities:
Capital contributions by parent...................................       250,340,432                  44,992,585         30,675,202
Capital distributions to parent...................................      (251,493,463)                (53,008,286)        (2,902,266)
                                                                       -------------               -------------      -------------

Cash (used in) provided by
financing activities..............................................        (1,153,031)                 (8,015,701)        27,772,936
                                                                       -------------               -------------      -------------

Net increase (decrease) in cash...................................            55,387                      25,887            (61,988)

Cash at the beginning of the period...............................            43,858                      17,971             79,959
                                                                       -------------               -------------      -------------

Cash at the end of the period.....................................            99,245               $      43,858      $      17,971
                                                                       =============               =============      =============


                 See notes to consolidated financial statements

                      LEHMAN ABS CORPORATION and SUBSIDIARY

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

               The Company derives its income from trading and/or interest earned on securities owned. Trading income includes the profit
               (loss) from the issuance and sale of securities and valuing securities owned at market or fair value.

               The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission which permit the Company to issue, from time to time, securities collateralized by Receivables in the principal amount not to exceed $5.83 billion. The Company has also filed registration statements on Form S-3 for the issuance of $.5 billion principal amount of Securities collateralized by Bonds. During 1995, the Company issued Lehman Home Equity Loan Trust 1995-1 totaling approximately $128.1 million principal amount, Lehman Home Improvement Loan Trust 1995-2 totaling approximately $66.8 million principal amount, Lehman FHA Title I Loan Trust 1995-3 totaling approximately $85.0 million principal amount, Lehman FHA Title I Loan Trust 1995-4 totaling approximately $110.0 million principal amount, Lehman Home Equity Loan Trust 1995-5 totaling approximately $55.0 million principal amount, Lehman FHA Title I Loan Trust 1995-6 totaling approximately $205.0 million principal amount, Lehman Home Equity Loan Trust 1995-7 totaling approximately $130.0 million principal amount and Delta Funding Home Equity Loan Trust 1995-2 totaling approximately $150.0 million principal amount. As of November 30, 1995, approximately $3.1 billion was available for issuance under the registration statements referred to above.

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

               During  the  twelve   months  ended   November  30,  1995,   LCPI
               contributed $250.3 million in capital to the Company, and the Company made capital distributions to LCPI of $251.5 million.

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

               Financial instruments owned and financial instruments sold but not yet purchased:

               Financial instruments owned and financial instruments sold but not yet purchased principally represent subordinated interests in pools of receivables, instruments representing the right to receive certain future interest payments on the underlying receivables and interest rate cap agreements. Financial instruments owned and financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with the related profit (loss) recorded in the Consolidated Statements of Operations. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations, and valuation pricing models which take into account time value and volatility factors underlying the securities.

               All securities transactions are recorded in the accompanying financial statements on a trade date basis.

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

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

     3.        Related Party Transactions (continued):

               Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $2,310,369 for the twelve months ended November 30, 1995, $768,466 for the eleven months ended November 30, 1994 and $123,201 for the twelve months ended
               December 31, 1993 are the principal component of general and administrative expenses in the accompanying Consolidated Statements of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

               Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to a common director of the Company.

               Income taxes of $4,139,962 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the twelve months ended November 30, 1995. No income taxes were paid by the Company during 1994 and 1993.

               The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

     4.        Due from Others:

               At November 30, 1995 and 1994, the Company had interest bearing deposits of $105,077 and $102,136, respectively, with independent trustees in accordance with the terms of a securitization transaction.

     5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

               The Company's activities are principally conducted with financial institutions. In connection with the terms of securitization transactions, the Company has sold interest rate caps with a notional amount of $1.32 billion, maturing in the year 2000, to trusts. The fair value of the interest rate caps sold is approximately $.5 million and is reported as financial instruments sold but not yet purchased in the Consolidated Statements of Financial Condition at November 30, 1995. In addition, the Company has purchased interest rate caps, from an affiliate, with a notional amount of $1.32 billion, maturing in the year 2000. The fair value of the interest rate caps purchased is approximately $2.4 million and is included in financial instruments owned in the Consolidated Statements of Financial Condition at November 30, 1995. At November 30, 1995, the Company had no other material individual counterparty concentration of credit risk.

      6.       Fair Value of Financial Instruments:

               Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair values of most on- and off-balance sheet financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables

     6.        Fair Value of Financial Instruments (continued):

               when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Consolidated Statements of Financial Condition.

               Financial instruments owned principally represent subordinated interest in pools of receivables and are carried at fair value, with the remaining instruments representing the right to receive certain future interest payments on the underlying receivables. These financial instruments are generally non-rated or rated as non-investment grade by recognized rating agencies. Changes in interest rates could potentially have an adverse impact on the future cash flows for financial instruments owned. In addition, for certain securities, defaults on receivables underlying these instruments could have a greater than proportional impact on their fair value since the payments of principal and interest are subordinate to other securities issued in the same series. These risks, among other risks, are incorporated in the determination of fair value of financial instruments owned.

      7.       Change of Fiscal Year-End

               During 1994, the Company changed its fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of Holdings' institutional customers.

               The following is selected financial data for the eleven-month transition period ending November 30 and the comparable prior year period:

                                                                                     Eleven months ended
                                                                       November 30,              November 30,
                                                                               1994                      1993
                                                                       -------------------       ------------
                                                                           (Unaudited)
                      Revenues                                              $2,624,484                 $ 271,594
                      Expenses                                                 778,439                    85,898
                                                                              --------                   -------
                      Income before income tax provision                     1,846,045                   185,696
                      Income tax provision                                     849,968                    85,513
                                                                              --------                   -------
                      Net income                                             $ 996,077                 $ 100,183
                                                                             =========                 =========


                         CONSENT OF INDEPENDENT AUDITORS


         We consent to the incorporation by reference in the Registration Statements (Form S-3 Nos. 33-20084, 33-58010 and 33-67542) of Lehman
         ABS Corporation of our report dated January 10, 1996, with respect to the consolidated financial statements of Lehman ABS Corporation included in this Annual Report (Form 10-K) for the year ended November 30, 1995.



                                                             ERNST & YOUNG LLP



         New York, New York
         February 23, 1996