Form 10-K
period 1995-12-31
LEHMAN ABS CORP
filed 1996-04-01
CIK 829281

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For the fiscal year ended                     Commission file number
         December 31, 1995                                33-98594
     -------------------------                     ----------------------



                            LEHMAN ABS CORPORATION
 (as depositor under the Pooling and Servicing Agreement dated as of
      December 1, 1994, providing for the issuance of the Lehman FHA
        Title I Loan Trust 1995-2, FHA Title I Loan Asset-Backed
                       Certificates, Series 1995-2)

                            LEHMAN ABS CORPORATION
            (Exact name of Registrant as specified in its Charter)

          Delaware                                  13-3447441
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification Number)

                         Three World Financial Center
                               200 Vesey Street
                          New York, New York  10022
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  (212) 298-2000

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable.

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No _
    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( ).

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1995: Not Applicable.

Number of shares of  common stock outstanding as  of December 31, 1995:   Not
Applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE

Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Report to Certificateholders as to distributions made on January 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on February 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on March 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on April 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on May 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on June 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to  Certificateholders as to  distributions made on  July
     25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on August 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on September 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on October 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on November 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on December 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

                                    PART I

Item 1.  Business.

     The trust fund relating to Lehman FHA Title I Loan Trust 1995-2, Asset-Backed Certificates, Series 1995-2 ("Series 1995-2") was established pursuant to a Pooling and Servicing Agreement dated as of December 1, 1994 among Lehman ABS Corporation, as depositor (the "Depositor"), The First National Bank of Keystone, as seller (the "Seller"), Lomas Mortgage USA, Inc., as master servicer and claims administrator (the "Master Servicer" and "Claims Administrator"), Coast Partners Acceptance Corporation, as contract of insurance holder (the "Contract of Insurance Holder") and First Bank National Association, as trustee (the "Trustee").

     With respect to the Series listed herein, Series 1995-2 issued Lehman FHA Title I Loan Trust 1995-2, FHA Title I Loan Asset-Backed Certificates (the "Certificates"). The Certificates represent beneficial ownership interests in a trust fund (the "Trust"). The Trust consists primarily of a pool of closed-end fixed-rate home improvement loans (the "Mortgage Loans"), secured by first and junior mortgages, deeds of trust and security deeds on residences (which are primarily condominiums, townhouses and one- to four-family residences), including investment properties (the "Mortgaged Properties") and partially insured by the Federal Housing Administration (the "FHA") of the United States Department of Housing and Urban Development under Title I of the National Housing Act of 1934 (the "Title I Program"). Certificateholders receive Monthly Reports regarding distributions.

     Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K. There is no additional relevant information to report in response to Item 101 of Regulation S-K.

Item 2.  Properties.

     The Issuer owns no property. The Series 1995-2 Certificates, in the aggregate, represent the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under a Mortgage Loan. Therefore, this item is inapplicable.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                   PART II


Item  5.   Market  for  Registrant's Common  Equity  and Related Stockholder
Matters.

     The Series 1995-2 Certificates represent, in the aggregate, the beneficial ownership in the Trust consisting primarily of the Mortgage Loans. The Certificates are owned by Certificateholders as Trust beneficiaries. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's FHA Title I Loan Asset-Backed Certificates are treated as "common equity."

(a)  Market Information.  There is no established public trading market for
     ------------------
Registrant's Certificates.   Registrant believes the Certificates  are traded
primarily in intra-dealer markets and non-centralized inter-dealer markets.

(b)  Holders.  The number of registered holders of all classes of
     -------
Certificates on December 31, 1995 was 1.

(c)  Dividends.  Not applicable.  The information regarding dividends
     ---------
required by Sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

Item 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that which is provided by the Monthly Reports to Certificateholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders does provide the relevant financial information regarding the financial status of the Trust.

Item 8.  Financial Statements and Supplementary Data.

     Monthly Report to Certificateholders as to distributions made on January 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on February 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on March 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on April 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on May 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on June 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on July 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on August 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on September 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on October 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on November 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Monthly Report to Certificateholders as to distributions made on December 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

     Annual Statement of Compliance by the Master Servicer attached hereto.

     Independent   Accountant's   Report  on   Master   Servicer's  servicing
activities dated January 15, 1996 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III


Item 10.  Directors and Executive Officers of Registrant.

     Not  Applicable.    The  Trust  does not  have  officers  or  directors.
Therefore, the information required by items 401 and 405 of Regulation S-K is inapplicable.

Item 11.  Executive Compensation.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by Item 402 of Regulation S-K is inapplicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security ownership of certain beneficial owners.  Under the Pooling
          -----------------------------------------------
          and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are pro-
          hibited from taking  part in management of  the Trust.   For pur-
          poses of this Item and Item 13 only, however, the Certificate-holders are treated as "voting security" holders.

          As of December 31, 1995, the following are the only persons known to Registrant to be the beneficial owners of more than 5% of any class of voting securities.


TITLE               NAME AND            AMOUNT AND NATURE   PERCENT
OF                  ADDRESS OF             OF BENEFICIAL       OF
CLASS               BENEFICIAL OWNERS        OWNERSHIP       CLASS
_____               _________________   _________________   _______


Series 1995-2       Citibank, N.A.           $5,600,000        23%
Class A-1           111 Wall Street
                    20th Floor, Zone 9
                    New York, NY  10043

Series 1995-2       The First National       $10,770,000        45%
Class A-1           Bank of Boston
                    c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NY  11717

Series 1995-2       LBI-Lehman Government    $1,730,000           7%
Class A-1           Securities, Inc. (LBI)
                    200 Vesey Street
                    New York, NY  10285

Series 1995-2       Northern Trust Co.-      $1,900,000           8%
Class A-1           Trust
                    801 S. Canal C-In
                    Chicago, IL  60607

TITLE               NAME AND            AMOUNT AND NATURE   PERCENT
OF                  ADDRESS OF            OF BENEFICIAL       OF
CLASS               BENEFICIAL OWNERS       OWNERSHIP        CLASS
_____               _________________   _________________   _______

Series 1995-2       SSB-Custodian            $3,700,000        15%
Class A-1           c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NY  11717

Series 1995-2       Bank of New York         $1,000,000         9%
Class A-2           925 Patterson Plank Rd.
                    Secaucus, NJ  07094

Series 1995-2       Harris Trust & Savings   $10,000,000        91%
Class A-2           Bank
                    Proxy Services
                    111 West Monroe Street,
                    1130
                    Chicago, IL  60603

Series 1995-2       Boston Safe Deposit      $4,550,000         34%
Class A-3           & Trust Co.
                    c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NY  11717

Series 1995-2       Chemical Bank            $1,000,000           7%
Class A-3           Auto Settle Department
                    4 New York Plaza, 4th Fl.
                    New York, NY  10004

Series 1995-2       Harris Trust &           $2,000,000           15%
Class A-3           Savings Bank
                    Proxy Operations
                    111 West Monroe Street,
                    1130
                    Chicago, IL  60603

Series 1995-2       Northern Trust Co.-Trust $2,600,000           19%
Class A-3           801 S. Canal C-In
                    Chicago, IL  60607

Series 1995-2       SSB-Custodian            $3,000,000           22%
Class A-3           c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NY  11717

Series 1995-2       Bank One Trust Company   $7,500,000           41%
Class A-4           N.A.-State
                    30 West Spring Street
                    Columbus, OH  43266-0581

TITLE               NAME AND            AMOUNT AND NATURE   PERCENT
OF                  ADDRESS OF            OF BENEFICIAL       OF
CLASS               BENEFICIAL OWNERS       OWNERSHIP        CLASS
_____               _________________   _________________   _______


Series 1995-2       Northern Trust Co.-Trust $7,500,000               41%
Class A-4           801 S. Canal C-In
                    Chicago, IL  60607

Series 1995-2       The Fifth Third Bank          $3,000,000          16%
Class A-4           Dept. 00850-Proxy
                    38 Fountain Square Plaza
                    Cincinnati, OH  45263

     (b)  Security ownership of management.  Not Applicable.  The Trust does
          --------------------------------
not have any officers or directors.   Therefore, the information required  by
Item 403 of Regulation S-K is inapplicable.

     (c)  Changes in control.  Not Applicable.  Since Certificateholders do
          ------------------
not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to Item 403 of Regulation S-K is inapplicable.

Item 13.  Certain Relationships and Related Transactions

     (a)  Transactions with management and others.  Registrant knows of no
          ---------------------------------------
transaction or series of transactions during the fiscal year ended December 31, 1995, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in
Item 404(a)(1), (2) and (4) of Regulation S-K; however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12(a) herein.

     (b)  Certain business relationships.  None.
          ------------------------------

     (c)  Indebtedness of management.  Not Applicable.  The Trust does not
          --------------------------
have  management consisting  of any  officers or  directors.   Therefore, the
information required by Item 404(c) of Regulation S-K is inapplicable.

     (d)  Transactions with promoters.  Not Applicable.  The Trust does not
          ---------------------------
use  promoters.   Therefore,  the  information  required  by Item  404(d)  of
Regulation S-K is inapplicable.


                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following is a list of documents filed as part of this report:

               EXHIBITS
               --------

               Monthly Report to Certificateholders as to distributions made on January 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on February 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on March 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on April 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on May 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on June 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on July 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on August 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on September 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on October 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on.

               Monthly Report to Certificateholders as to distributions made on November 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Monthly Report to Certificateholders as to distributions made on December 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

               Annual Statement of Compliance by the Master Servicer attached hereto.

               Independent  Accountant's   Report  on   Servicer's  servicing
               activities dated January 15, 1996 attached hereto.

     (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d)  Not  Applicable.   The  Trust  does not  have  any subsidiaries  or
          affiliates.   Therefore,  no financial  statements  are filed  with
          respect to subsidiaries or affiliates.

               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

               No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       By:  First  National Bank  Association, not
                            in its individual capacity but solely as Trustee on behalf of the Registrant Trust Fund,





                       By:  /s/Christina Hatfield
                            ---------------------
                            Christina Hatfield
                            Assistant Vice President


Date:     March 28, 1996

                                EXHIBIT INDEX

                                                                  Sequential
Exhibit                       Document                           Page Number
- -------                       --------                           -----------

1.1 Monthly Report to Certificateholders as to distributions * made on January 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.2 Monthly Report to Certificateholders as to distributions * made on February 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.3            Monthly Report to Certificateholders as to distributions   *
               made on March 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.4            Monthly Report to Certificateholders as to distributions   *
               made on April 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.5            Monthly Report to Certificateholders as to distributions   *
               made on May 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.6            Monthly Report to Certificateholders as to distributions   *
               made on June 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.7            Monthly Report to Certificateholders as to distributions   *
               made on July 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.8            Monthly Report to Certificateholders as to distributions   *
               made on August 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.9            Monthly Report to Certificateholders as to distributions   *
               made on September 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.10           Monthly Report to Certificateholders as to distributions   *
               made on October 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.11           Monthly Report to Certificateholders as to distributions   *
               made on November 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.12           Monthly Report to Certificateholders as to distributions   *
               made on December 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.13           Annual Statement of Compliance of the Master Servicer.

1.14 Independent Accountant's Report on Servicer's servicing activities, dated January 15, 1996.


















- -------------------------------------------------------
*    Incorporated by reference.

                                                       Exhibit 1.13

                           ANNUAL CERTIFICATION FOR
                         LEHMAN HOME IMPROVEMENT LOAN
                   ASSET-BACKED CERTIFICATES, SERIES 1995-2

Pursuant to Section 3.04 of the Agreement for the subject transaction (Agreement) and the enclosed Subservicer Annual Officer Certifications, Lomas Mortgage USA (Lomas), as Master Servicer for the subject transaction certifies that:

     1) a review of the activities of the Master Servicer for the period of December 1, 1994 to September 30, 1995 and of the Master Servicer's performance under the Agreement with respect to subject transaction has been made under the supervision of the signer of such Officer's Certificates and

     2) to the best of such signer's knowledge and the attached certifications from the subservicers, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year (or such portion of such year), or if there has been a default in the fulfillment of any such obligation, in which case such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Master Servicer proposes to take or has taken is stated below.

Additionally, any known non-compliance issues have been communicated to the Trust as required under the Agreement.





/s/ Kelly Stricklan
- -----------------------------------------
Kelly Stricklan, Assistant Vice President
Lomas Mortgage USA

                                                  Exhibit 1.14






                           LOMAS MORTGAGE USA, INC.

                       Findings of Limited Examination

                               January 15, 1996

                   (With Independent Accountants' Report on
                   Applying Agreed-Upon Procedures Thereon)

                  (FORM OF KPMG PEAT MARWICK LLP LETTERHEAD)


KPMG Peat Marwick, LLP

     200 Crescent Court
     Suite 300
     Dallas, TX  75201-1885


                      INDEPENDENT ACCOUNTANTS' REPORT ON
                       APPLYING AGREED-UPON PROCEDURES
                      -------------------------------

Lomas Mortgage USA, Inc.
       and
Financial Security Assurance Inc.
       and
First Bank National Association:

Per your request, we have performed the procedures as noted in Exhibit A, solely to assist you with respect to meeting the requirements of Section 3.05(b) of Pooling and Servicing Agreements with respect to FHA Title 1 Home Improvement Loan Pass-Through Certificates, Series 1993-1, Series 1994-1, Series 1994-2, Series 1994-3, and Lehman Home Improvement Loan Asset Backed Certificates Series 1995-2. The sufficiency of the procedures is solely the responsibility of the specified users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described in Exhibit A either for the purpose of which this report has been requested or for any other purpose.

We have applied the agreed-upon procedures as noted in Exhibit A to the following months' Master Servicer Certificates:

Series 1993-1  Series 1994-1  Series 1994-2  Series 1994-3  Series 1995-2
- -------------  -------------  -------------  -------------  -------------

July 1994      July 1994      July 1994      December 1994  December 1994
October 1994   October 1994   October 1994   February 1995  February 1995
February 1995  February 1995  February 1995  April 1995     April 1995
               May 1995       May 1995       June 1995      June 1995


These Certificates are summaries of servicing information the Master Servicer obtained from certain subservicers.

Reconciling differences were noted in comparing certain components of the Certificates to the subservicer reports. As represented by Lomas management, Lomas parallel processes the reports received from each of the subservicers each month. Lomas reports the reconciled information to First Bank National Association. Such reconciling differences are reported to the subservicers, and per Kelly Stricklan. Lomas Mortgage USA, Inc., the subservicers make the adjustments on their system in the following month. The agreed-upon procedures indicated no exceptions except the following:

SERIES 1994-1

July 1994
- ---------

Defaulted Mortgage Loans:

1) Amounts received with respect to a Mortgage Loan or any Foreclosed Property subsequent to the date of repurchase of such Mortgage Loan or Foreclosed property from the Trust (cumulative), did not include Recoveries on Defaulted Loans during the prior Due Period (current) in the amount of $84,847.12. It was noted that the amount was properly included in the subsequent period's Certificate.

Because the above procedures do not constitute an audit made in accordance with generally accepted auditing standards, we do not express an opinion on any of the specified items referred to above. In connection with the procedures referred to in Exhibit A, except as set forth above, no matters came to our attention that caused us to believe that the specified items should be adjusted. Had we performed additional procedures or had we performed an audit of the Master Servicer Certificates in accordance with generally accepted auditing standards, other matters might have come to our attention that would have been reported to you. This report relates only to the accounts and items specified above and does not extend to any financial statements of Lomas Mortgage USA, Inc. taken as a whole.

KPMG Peat Marwick LLP is independent of the Master Servicer within the meaning of the Code of Professional Ethics of the American Institute of Certified Public Accountants.


                              /s/ KPMG Peat Marwick LLP
                              ---------------------------
                              KPMG Peat Marwick LLP

January 15, 1996

                                                                    Exhibit A
                                                                    ---------

KPMG Peat Marwick LLP performed the following agreed-upon procedures for the period since June 30, 1994, or the Closing Date through June 30, 1995, with respect to the Master Servicer Certificates (four randomly selected Master Servicer Certificates, three in the case of Series 1993-1). All reports obtained from the Master Servicer were prepared by the Master Servicer by dual processing data obtained from the subservicers:

1) Recalculated all components of the Total Distribution Amount by summing amounts obtained from reports prepared by the Master Servicer. These reports were prepared by the Master Servicer by dual processing; data obtained from the subservicers. All amounts were agreed to the reconciliation worksheet, which detailed any differences between amounts reported by the subservicers and amounts recalculated by the Master Servicer.

2)   Recalculated   FHA  Insurance  Information  Amount  by  summing  amounts
     obtained from reports prepared by the Master Servicer, HUD statements and the Delinquency Tracking Report.

3) Recalculated the Delinquency Information agreeing defaulted loan amounts and aggregate unpaid principal balances obtained from reports prepared by the Master Servicer to the Master Servicer Certificates. The amounts noted were used in recalculating the delinquency percentages as reported on the Certificates.

4) Recalculated the amounts reflected in Defaulted Mortgage Loans section of the Certificates by summing amounts obtained from reports prepared by the Master Servicer. All amounts were agreed to the reconciliation worksheet, which detailed any differences between amounts reported by the subservicers and amounts recalculated by the Master Servicer.

5) Recalculated the fees due FHA and the Master Servicer utilizing balances obtained from reports prepared by the Master Servicer and fee rates provided by the Master Servicer. All amounts noted on the Certificate were agreed to the reconciliation worksheet, which detailed any differences between amounts reported by the subservicers and amounts recalculated by the Master Servicer.

6) Recalculated all other items in the Other section of the Certificates by summing amounts obtained from reports prepared by the Master Servicer. All amounts were agreed to the reconciliation worksheet, which detailed any differences between amounts reported by the subservicers and amounts recalculated by the Master Servicer.
                                      17