Form 10-K
period 1995-12-31
LEHMAN ABS CORP
filed 1996-04-01
CIK 829281

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For the fiscal year ended                   Commission file number
         December 31, 1995                              33-98594
     -------------------------                    ---------------------



                            LEHMAN ABS CORPORATION
     (as depositor under the Pooling and Servicing Agreement dated as of April 1, 1995, providing for the issuance of the
          Lehman FHA Title I Loan Trust 1995-3, FHA Title I
             Loan Asset-Backed Certificates, Series 1995-3)

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


                                    PART I


Item 1.  Business.

     The trust fund relating to Lehman FHA Title I Loan Trust 1995-3, Asset-Backed Certificates, Series 1995-3 ("Series 1995-3") was established pursuant to a Pooling and Servicing Agreement dated as of April 1, 1995 among Lehman ABS Corporation, as depositor (the "Depositor"), The First National Bank of Keystone, as seller (the "Seller"), Lomas Mortgage USA, Inc., as master servicer and claims administrator (the "Master Servicer" and "Claims Administrator"), Coast Partners Acceptance Corporation, as contract of insurance holder (the "Contract of Insurance Holder") and First Bank National Association, as trustee (the "Trustee").

     With respect to the Series listed herein, Series 1995-3 issued Lehman FHA Title I Loan Trust 1995-3, FHA Title I Loan Asset-Backed Certificates (the "Certificates"). The Certificates represent beneficial ownership interests in a trust fund (the "Trust"). The Trust consists primarily of a pool of (i) closed-end fixed-rate home improvement loans and retail installment sale contracts (the "Mortgage Loans"), secured by first and junior mortgages, deeds of trust and security deeds on residences (which are primarily condominiums, townhouses and one- to four-family residences), including investment properties and (ii) fixed-rate manufactured housing installment sale contracts and installment loan agreements (the "Manufactured Housing Contracts" and together with the Mortgage Loans, the "Loans"), secured by either security interests in manufactured homes purchased with the proceeds of such Manufactured Housing Contracts (each a "Manufactured Home") or liens on the real estate to which the related Manufactured Homes are deemed permanently affixed. The Loans are partially insured by the Federal Housing Administration (the "FHA") of the United States Department of Housing and Urban Development under Title I of the National Housing Act of 1934 (the "Title I Program"). Certificateholders receive Monthly Reports regarding distributions.

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

Item 2.  Properties.

     The Issuer owns no property. The Series 1995-3 Certificates, in the aggregate, represent the beneficial ownership in a trust fund consisting primarily of the Loans. The Trust will acquire title to real estate only upon default of the mortgagors under a Loan. Therefore, this item is inapplicable.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


                                   PART II


Item  5.   Market  for  Registrant's Common  Equity  and Related  Stockholder
Matters.

     The Series 1995-3 Certificates represent, in the aggregate, the beneficial ownership in the Trust consisting primarily of the Loans. The Certificates are owned by Certificateholders as Trust beneficiaries. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's FHA Title I Loan Asset-Backed Certificates are treated as "common equity."

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

Item 8.  Financial Statemetns and Supplementary Data.

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

     Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

     Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security ownership of certain beneficial owners.  Under the Pooling
          -----------------------------------------------
and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

               As of December 31, 1995, the following are the only persons known to Registrant to be the beneficial owners of more than 5% of any class of voting securities.

- ----------------------------------------------------------------------------------------------
TITLE              NAME AND ADDRESS OF                                  PERCENT
OF                 BENEFICIAL                  AMOUNT AND NATURE OF     OF CLASS
CLASS              OWNERS                      BENEFICIAL OWNERSHIP
- ---------------------------------------------------------------------------------------------

Series 1995-3      Bank of New York            $7,000,000                8%
Class A            925 Patterson Plank Rd.
                   Secaucus, NJ  07094
Series 1995-3      Bank One Trust Company      $69,983,974               82%
Class A            N.A. - State
                   30 West Spring Street
                   Columbus, OH  43266-0581
Series 1995-3      Boston Safe Deposit &       $6,000,000                 7%
Class A            Trust Co.
                   c/o ADP Proxy Services
                   51 Mercedes Way
                   Edgewood, NY  11747
Series 1995-3      Bost & Co.                  $10,993,015.26             18%
Class S-2          c/o Mellon Trust            (Initial Notional
                   P.O. Box 3195               Amount)
                   Pittsburgh, PA
Series 1995-3      Boston Safe Deposit &       $48,990,958.75             82%
Class S-3          Trust Co.                   (Initial Notional
                   c/o ADP Proxy Services      Amount)
                   51 Mercedes Way
                   Edgewood, NY  11747


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

               Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

               Independent  Accountant's   Report  on   Servicer's  servicing
               activities is not currently available and will be subsequently filed on Form 8.

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

                By: First National Bank Association, not in its individual capacity but solely as Trustee on behalf of the Registrant Trust Fund,






                By:  /s/Christina Hatfield
                     ---------------------
                     Christina Hatfield
                     Assistant Vice President




Date:     March 28, 1996

                                EXHIBIT INDEX

                                                                     Sequential
Exhibit                       Document                               Page Number
- -------                       --------                               -----------

1.1            Monthly Report to Certificateholders as to distributions    *
               made on April 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.2            Monthly Report to Certificateholders as to distributions     *
               made on May 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.3            Monthly Report to Certificateholders as to distributions     *
               made on June 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.4            Monthly Report to Certificateholders as to distributions     *
               made on July 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.5            Monthly Report to Certificateholders as to distributions     *
               made on August 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.6            Monthly Report to Certificateholders as to distributions     *
               made on September 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.7            Monthly Report to Certificateholders as to distributions      *
               made on October 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.8            Monthly Report to Certificateholders as to distributions      *
               made on November 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.9            Monthly Report to Certificateholders as to distributions      *
               made on December 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.















- -------------------------------
*    Incorporated by reference.
                                      11