Form 10-K
period 1995-12-31
LEHMAN ABS CORP
filed 1996-04-01
CIK 829281

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For the fiscal year ended                    Commission file number
         December 31, 1995                               33-98594
     -------------------------                    -----------------------



                            LEHMAN ABS CORPORATION
 (as depositor under the Pooling and Servicing Agreement dated as of
     July 1, 1995, providing for the issuance of the Lehman FHA
       Title I Loan Trust 1995-4, FHA Title I Loan Asset-Backed
                        Certificates, Series 1995-4)

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


                                    PART I

Item 1.  Business.

     The trust fund relating to Lehman FHA Title I Loan Trust 1995-4, Asset-Backed Certificates, Series 1995-4 ("Series 1995-4") was established pursuant to a Pooling and Servicing Agreement dated as of July 1, 1995 among Lehman ABS Corporation, as depositor (the "Depositor"), The First National Bank of Keystone, as seller (the "Seller"), Lomas Mortgage USA, Inc., as master servicer and claims administrator (the "Master Servicer" and "Claims Administrator"), Coast Partners Acceptance Corporation, as contract of insurance holder (the "Contract of Insurance Holder") and First Bank National Association, as trustee (the "Trustee").

     With respect to the Series listed herein, Series 1995-4 issued Lehman FHA Title I Loan Trust 1995-4, FHA Title I Loan Asset-Backed Certificates (the "Certificates"). The Certificates represent beneficial ownership interests in a trust fund (the "Trust"). The Trust consists primarily of a pool of closed-end fixed-rate home improvement loans and retail installment sale contracts (the "Mortgage Loans"), secured by first and junior mortgages, deeds of trust and security deeds on residences (which are primarily condominiums, townhouses and one- to four-family residences), including investment properties (the "Mortgaged Properties") and partially insured by the Federal Housing Administration (the "FHA") of the United States Department of Housing and Urban Development under Title I of the National Housing Act of 1934 (the "Title I Program"). Certificateholders receive Monthly Reports regarding distributions.

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

Item 2.  Properties.

     The Issuer owns no property. The Series 1995-4 Certificates, in the aggregate, represent the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under a Mortgage Loan. Therefore, this item is inapplicable.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


                                   PART II

Item  5.   Market  for  Registrant's Common  Equity  and Related  Stockholder
Matters.

     The Series 1995-4 Certificates represent, in the aggregate, the beneficial ownership in the Trust consisting primarily of the Mortgage Loans. The Certificates are owned by Certificateholders as Trust beneficiaries. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's FHA Title I Loan Asset-Backed Certificates are treated as "common equity."

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

- ----------------------------------------------------------------------------------------------
TITLE              NAME AND ADDRESS OF                                      PERCENT
OF                 BENEFICIAL                     AMOUNT AND NATURE OF      OF CLASS
CLASS              OWNERS                         BENEFICIAL OWNERSHIP
- -----------------------------------------------------------------------------------------------

Series 1995-4,     Bank of New York               $23,400,000               21%
Class A            925 Patterson Plank Rd.
                   Secaucus, NJ  07094
Series 1995-4,     Bank One Trust Company         $35,000,000               32%
Class A            N.A. - State
                   30 West Spring Street
                   Columbus, OH  43266-0581
Series 1995-4,     Commerica Bank                 $6,000,000                5%
Class A            411 W. Lafayette Capital
                   Change-Proxy
                   Detroit, MI  48286
Series 1995-4,     Harris Trust & Savings Bank    $13,000,000               12%
Class A            Proxy Operations
                   111 West Monroe Street,
                   1130
                   Chicago, IL  60603
Series 1995-4,     Norwest Bank Minnesota         $8,000,000                 7%
Class A            National Association
                   733 Marquette Avenue
                   Minneapolis, MN  55479-0056
Series 1995-4,     Northern Trust Co.-Trust       $10,500,000               10%
Class A            801 S. Canal C-IN
                   Chicago, IL  60607
Series 1995-4,     Bost & Co.                     $72,203,139.15            100%
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

                     By: First National Bank Association, not in its individual capacity but solely as Trustee on behalf of the Registrant Trust Fund,




                      By:  /s/Christina Hatfield
                           ---------------------
                           Christina Hatfield
                           Assistant Vice President

Date:     March 28, 1996

                                EXHIBIT INDEX

                                                                 Sequential
Exhibit                       Document                           Page Number
- -------                       --------                           -----------

1.1 Monthly Report to Certificateholders as to distributions * made on August 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.2 Monthly Report to Certificateholders as to distributions * made on September 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.3            Monthly Report to Certificateholders as to distributions   *
               made on October 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.4            Monthly Report to Certificateholders as to distributions    *
               made on November 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.

1.5            Monthly Report to Certificateholders as to distributions    *
               made on December 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission.


*    Incorporated by reference.
                                      9