Form 10-K
period 1995-12-31
LEHMAN ABS CORP
filed 1996-04-01
CIK 829281

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



                            LEHMAN ABS CORPORATION
 (as depositor under the Pooling and Servicing Agreement dated as of November 1, 1995, providing for the issuance of the Lehman
       FHA Title I Loan Trust 1995-6, FHA Title I Loan
           Asset-Backed Certificates, Series 1995-6)

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Report to Certificateholders as to distributions made on December 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 1996.


                                    PART I

Item 1.  Business.

     The trust fund relating to Lehman FHA Title I Loan Trust 1995-6, Asset-Backed Certificates, Series 1995-6 ("Series 1995-6") was established pursuant to a Pooling and Servicing Agreement dated as of November 1, 1995 among Lehman ABS Corporation, as depositor (the "Depositor"), The First National Bank of Keystone, as seller (the "Seller"), Norwest Bank Minnesota, N.A., as master servicer and claims administrator (the "Master Servicer" and "Claims Administrator"), Coast Partners Acceptance Corporation, as contract of insurance holder (the "Contract of Insurance Holder") and First Bank National Association, as trustee (the "Trustee").

     With respect to the Series listed herein, Series 1995-6 issued Lehman FHA Title I Loan Trust 1995-6, FHA Title I Loan Asset-Backed Certificates (the "Certificates"). The Certificates represent beneficial ownership interests in a trust fund (the "Trust"). The Trust consists primarily of a pool of closed-end fixed-rate home improvement loans and retail installment sale contracts (the "Mortgage Loans"), secured by first and junior mortgages, deeds of trust and security deeds on residences (which are primarily condominiums, townhouses and one- to four-family residences), including investment properties (the "Mortgaged Properties") and partially insured by the Federal Housing Administration (the "FHA") of the United States Department of Housing and Urban Development under Title I of the National Housing Act of 1934 (the "Title I Program"). Certificateholders receive Monthly Reports regarding distributions.

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

Item 2.  Properties.

     The Issuer owns no property. The Series 1995-6 Certificates, in the aggregate, represent the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under a Mortgage Loan. Therefore, this item is inapplicable.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.



                                   PART II


Item  5.   Market  for  Registrant's Common  Equity  and Related  Stockholder
Matters.

     The Series 1995-6 Certificates represent, in the aggregate, the beneficial ownership in the Trust consisting primarily of the Mortgage Loans. The Certificates are owned by Certificateholders as Trust beneficiaries. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's FHA Title I Loan Asset-Backed Certificates are treated as "common equity."

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

Item 8.  Financial Statements and Supplementary Data.

     Monthly Report to Certificateholders as to distributions made on December 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 1996.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security ownership of certain beneficial owners.  Under the Pooling
          -----------------------------------------------
          and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are
          prohibited from taking part in management of the Trust.   For
          purposes of this Item and Item 13 only, however, the Certificate-holders are treated as "voting security" holders.

          As of December 31, 1995, the following are the only persons known to Registrant to be the beneficial owners of more than 5% of any class of voting securities.


TITLE              NAME AND            AMOUNT AND NATURE   PERCENT
OF                 ADDRESS OF             OF BENEFICIAL       OF
CLASS              BENEFICIAL OWNERS        OWNERSHIP       CLASS
_____              _________________   _________________   _______


Series 1995-6,      Bankers Trust Co./       $28,000,000     41%
Class A-1           Investment A/C
                    16 Wall Street, 5th Floor
                    New York, NY  10005

Series 1995-6,      The Chase Manhattan Bank $4,000,000        6%
Class A-1           N.A.
                    One Chase Manhattan Plaza
                    3B-Proxy Dept.
                    New York, NY  10081

TITLE               NAME AND            AMOUNT AND NATURE   PERCENT
OF                  ADDRESS OF            OF BENEFICIAL       OF
CLASS               BENEFICIAL OWNERS       OWNERSHIP        CLASS
_____               _________________   _________________    ______


Series 1995-6,      Chemical Bank            $20,000,000       29%
Class A-1           Auto Settle Department
                    4 New York Plaza, 4th Floor
                    New York, NY   10004


Series 1995-6,      The First National Bank of    $6,600,000    10%
Class A-1           Maryland
                    Trust Division-Operations
                    Dept. 101-623
                    25 S. Charles Street
                    Baltimore, MD  21201

Series 1995-6,      First Union National Bank     $10,000,000    15%
Class A-1           401 South Tryon Street
                    TR OPSCMG NC 1151
                    Charlotte, NC  28288

Series 1995-6,      Chemical Bank            $22,340,000          69%
Class A-2           Auto Settle Department
                    4 New York Plaza, 4th Floor
                    New York, NY  10004

Series 1995-6,      SSB-Custodian            $10,000,000           31%
Class A-2           c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NY  11717

Series 1995-6,      Bankers Trust Company         $23,140,000      55%
Class A-3           c/o BT Services Tennessee Inc.
                    Pension Trust Services
                    648 Grassmere Park Drive/Road
                    Nashville, TN  37211

Series 1995-6,      Harris Trust &           $7,000,000            17%
Class A-3           Savings Bank
                    Proxy Operations
                    111 West Monroe Street,
                    1130
                    Chicago, IL  60603

Series 1995-6,      Morgan Guaranty Trust Co.     $10,000,000       17%
Class A-3           of New York
                    37 Wall Street, 16th Floor
                    New York, NY  10260

TITLE               NAME AND            AMOUNT AND NATURE   PERCENT
OF                  ADDRESS OF            OF BENEFICIAL       OF
CLASS               BENEFICIAL OWNERS        OWNERSHIP       CLASS
_____               _________________   _________________   _______


Series 1995-6,      Citibank, N.A.           $5,500,000        43%
Class A-4           111 Wall Street
                    20th Floor, Zone 9
                    New York, New York  10043

Series 1995-6,      Harris Trust & Savings     $6,370,000       50%
Class A-4           Bank
                    Proxy Operations
                    111 West Monroe Street,
                    1130
                    Chicago, IL  60603

Series 1995-6,      Morgan Guaranty Trust Co.     $870,000       7%
Class A-4           of New York
                    37 Wall Street, 16th Floor
                    New York, NY  10260

Series 1995-6,      Bank of New York         $12,000,000        24%

Class A-5           925 Patterson Plank Rd.
                    Secaucus, NJ  07094

Series 1995-6,      Bank One Trust Company   $10,000,000        20%
Class A-5           N.A.-State
                    30 West Spring Street
                    Columbus, OH  43266-0581

Series 1995-6,      Chase Manhattan Bank Trust Co.  $10,000,000  20%
Class A-5           Of California N.A.
                    Two Chase Manhattan Plaza,
                    5th Floor
                    New York, NY  10081

Series 1995-6,      The First National Bank       $15,000,000    30%
Class A-5           of Boston
                    c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NY  11717

Series 1995-6,      Lehman ABS               $135,996,958.88     100%
Class S             200 Vesey Street         (Initial Notional
                    Three World Financial Center  Amount)
                    New York, New York

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

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following is a list of documents filed as part of this report:

               EXHIBITS
               --------

               Monthly Report to Certificateholders as to distributions made on December 25, 1995 hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 1996.

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

               By: First National Bank Association, not in its individual capacity but solely as Trustee on behalf of the Registrant Trust Fund,






                By:  /s/Christina Hatfield
                    ---------------------
                    Christina Hatfield
                    Assistant Vice President


Date:     March 28, 1996

                                EXHIBIT INDEX

                                                                   Sequential
Exhibit             Document                                      Page Number
- -------             --------                                      -----------

1.1            Monthly Report to Certificateholders as to distributions     *
               made on December 25, 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 1996).






*    Incorporated by reference.
                                      10