Form 10-Q
period 1996-04-12
LEHMAN ABS CORP
filed 1996-04-12
CIK 829281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

                                       or

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

                                  Yes X       No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of March 31, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                      INDEX

                      LEHMAN ABS CORPORATION AND SUBSIDIARY

Cover
Index                                                              Page

PART I   FINANCIAL INFORMATION

        Item 1 - Financial Statements                                 2 - 9

        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Liquidity and
                 Capital Resources and Results of Operations          10 - 11


PART II  OTHER INFORMATION

        Item 1 - Legal Proceedings                                    12

        Item 2 - Changes in Securities                                12

        Item 3 - Defaults Upon Senior Securities                      12

        Item 4 - Submission of Matters to a Vote of
                 Security Holders                                     12

         Item 5 - Other Information                                   12


         Item 6 - Exhibits and Reports on Form 8-K                    12



SIGNATURES                                                            13

                         PART I - FINANCIAL INFORMATION


ITEM I - FINANCIAL STATEMENTS


                      LEHMAN ABS CORPORATION AND SUBSIDIARY
                   INDEX to CONSOLIDATED FINANCIAL STATEMENTS






Consolidated Statement of Operations for the three months
         ended February 29, 1996 and February 28, 1995           3

Consolidated Statement of Financial Condition as of
         February 29, 1996 and November 30, 1995                 4

Consolidated Statement of Cash Flows for the three months
         ended February 29, 1996 and February 28, 1995           5


Notes to Consolidated Financial Statements                       6 - 9




                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of OPERATIONS

                                   (Unaudited)

                                                       Three months ended
                                                  February 29,     February 28,
                                                         1996         1995

Revenues:

    Trading ....................................      $  534,062      $1,131,541

    Interest ...................................         376,047         537,511
                                                      ----------      ----------

                                                         910,109       1,669,052
                                                      ----------      ----------

Expenses:

    Compensation ...............................           1,250           1,250

    General and administrative .................         232,403         421,967
                                                      ----------      ----------

                                                         233,653         423,217
                                                      ----------      ----------

    Income before income tax provision .........         676,456       1,245,835

Income tax provision ...........................         311,508         573,707
                                                      ----------      ----------

Net income .....................................      $  364,948      $  672,128
                                                      ==========      ==========

                See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION


                                     ASSETS

                                                     February 29,  November 30,
                                                         1996           1995
                                                      (Unaudited)

Cash ...............................................    $           $    99,245
Financial instruments owned, at fair value .........    24,676,212    25,772,380
Receivables from brokers, dealers and
   financial institutions ..........................       891,490       872,920
Due from others ....................................       105,811       105,077
Deferred registration costs, net of
   accumulated amortization of $1,671,178
   and $1,069,032 in 1996 and 1995, respectively ...       721,208       755,748
                                                       -----------   -----------

                                                       $26,394,721   $27,605,370
                                                       ===========   ===========


                      LIABILITIES and STOCKHOLDER'S EQUITY


Liabilities:
   Financial instruments sold but not yet
      purchased ....................................   $   192,706   $   497,590
   Issuance expenses payable .......................       265,990       429,118
   Payables to brokers, dealers and
      financial institutions .......................          --          29,800
   Payables to affiliates ..........................       708,353     2,978,394
   Other liabilities and accrued expenses ..........         1,211          --
                                                       -----------   -----------

                    Total liabilities ..............     1,168,260     3,934,902
                                                       -----------   -----------

Stockholder's equity:
Common stock, $0.25 par value;
     1,000 shares authorized issued and outstanding            250           250
   Additional paid-in capital ......................    20,020,782    18,829,737
   Retained earnings ...............................     5,205,429     4,840,481
                                                       -----------   -----------

                    Total stockholder's equity .....    25,226,461    23,670,468
                                                       -----------   -----------

                                                       $26,394,721   $27,605,370
                                                       ===========   ===========

                See notes to consolidated financial statements.


                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of CASH FLOWS

                                   (Unaudited)

                                                                                                         Three months ended

                                                                                           February 29, 1996       February 28, 1995

Cash flows from operating activities:

  Net income .............................................................................       $     364,948        $     672,128
                                                                                                 -------------        -------------

  Adjustments to reconcile net income to net cash used in operating activities:
         Amortization ....................................................................             602,146               62,361
  Effect of changes in operating assets and liabilities:
         Financial instruments owned, at fair value ......................................           1,096,168               47,390
         Receivables from brokers, dealers and financial
           institutions ..................................................................             (18,570)            (107,955)
         Due from others .................................................................                (734)                (725)
         Deferred registration costs .....................................................            (567,606)             (25,600)
         Financial instruments sold but not yet purchased ................................            (304,884)          (1,029,600)
         Issuance expenses payable .......................................................            (163,128)             135,585
         Payables to brokers, dealers and financial
           institutions ..................................................................             (29,800)            (989,000)
         Payables to affiliates ..........................................................          (2,270,041)             291,788
         Income taxes payable to affiliate ...............................................                --                771,793
         Other liabilities and accrued expenses ..........................................               1,211              (18,414)
                                                                                                 -------------        -------------

            Total adjustments ............................................................          (1,655,238)            (862,377)
                                                                                                 -------------        -------------

            Net cash used in operating activities ........................................          (1,290,290)            (190,249)
                                                                                                 -------------        -------------

Cash flows from financing activities:
  Capital contributions by parent ........................................................           7,307,207          219,687,556
  Capital distributions to parent ........................................................          (6,116,162)        (219,541,165)
                                                                                                 -------------        -------------

            Net cash provided by financing activities ....................................           1,191,045              146,391
                                                                                                 -------------        -------------

Net decrease in cash .....................................................................             (99,245)             (43,858)

Cash at the beginning of the period ......................................................              99,245               43,858
                                                                                                 -------------        -------------

            Cash at the end of the period ................................................                   $        $        --
                                                                                                                      -------------

                See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




1.       Organization:

         The consolidated financial statements include the accounts of Lehman ABS Corporation and Lehman Asset Backed Caps Inc., its wholly owned subsidiary (together, the "Company"). Lehman ABS Corporation was incorporated in the State of Delaware on January 29, 1988 as a limited purpose finance corporation organized for the purpose of issuing and selling securities (the "Securities") primarily collateralized by purchased receivables arising from loans or financings (the "Receivables"). All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

         Lehman Asset Backed Caps Inc. was incorporated in the State of Delaware on June 15, 1994 for the purpose of entering into interest rate cap agreements and related support agreements in connection with securitization transactions.

         The Company derives its income from trading and/or interest earned on financial instruments owned and financial instruments sold but not yet purchased. Trading income includes the profit (loss) from the issuance and sale of securities and valuing financial instruments owned and financial instruments sold but not yet purchased at market or fair value.

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission which permit the Company to issue, from time to time, securities collateralized by Receivables in the principal amount not to exceed $5.08 billion. The Company has also filed registration statements on Form S-3 for the issuance of $0.5 billion principal amount of Securities collateralized by Bonds. During the three months ended February 29, 1996, the Company issued Short-Term Card Account Trust 1995-1 totaling approximately $1.6 billion principal amount, Lehman Home Equity Loan Trust 1996-1 totaling approximately $146.2 million principal amount and Corporate Bond-Backed Certificates, Series 1996-Wal-Mart totaling $20.0 million principal amount. As of February 29, 1996, approximately $1.3 billion was available for issuance under the registration statements referred to above.

         The Company has established trusts to issue securities collateralized by receivables. The Company has surrendered to the trusts all future economic interests in the Securities issued to date together with the related collateral. According to the terms of the trust agreements, the bondholders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Securities and related collateral have been removed from the accompanying Consolidated Statement of Financial Condition.

         During the three months ended February 29, 1996 LCPI contributed $7.3 million in capital to the Company, and the Company made capital distributions to LCPI of $6.1 million.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies:

         Deferred registration costs:

         Deferred registration costs relate to filing fees and other direct costs paid by the Company in connection with filings for the registration of Securities which were or are to be issued by the Company. These costs are deferred in anticipation of future revenues upon the issuance of securities from the respective shelf that has been established. Amortization of the costs is based upon the percentage of issued Securities to the respective shelf from which the Securities are issued and is included as a component of net trading revenue in the accompanying Consolidated Statement of Operations.

         Financial instruments owned and financial instruments sold but not yet purchased:

         Financial instruments owned and financial instruments sold but not yet purchased principally represent subordinated interests in pools of receivables, instruments representing the right to receive certain future interest payments on the underlying receivables and interest rate cap agreements. Financial instruments owned and financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with the related profit (loss) recorded in the Consolidated Statement of Operations. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations, and valuation pricing models which take into account time value and volatility factors underlying the securities.

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

         Use of estimates:

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



3.       Related Party Transactions:

         All receivables used to collateralize the Securities are purchased from and recorded at the affiliate's carrying value, which for such broker/dealer affiliates represents market value.

         Certain directors and officers of the Company are also directors and officers of Lehman Brothers Inc., LCPI and/or other affiliates of the Company.

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $232,153 for the three months ended February 29, 1996, and $421,946 for the three months ended February 28, 1995 are the principal component of general and administrative expenses in the accompanying Consolidated Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

         Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to a common director of the Company.

         Income taxes of $311,508 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the three months ended February 29, 1996.

         The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

 4.      Due From Others:

         At February 29, 1996 and November 30, 1995 the Company had interest bearing deposits of $105,811 and $105,077, respectively, with an independent trustee in accordance with the terms of a securitization transaction.

 5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

         The Company's activities are principally conducted with financial institutions. In connection with the terms of securitization transactions, the Company has sold interest rate caps with a notional amount of $1.32 billion, maturing in the year 2000, to trusts. The fair value of the interest rate caps sold is approximately $.2 million and is reported as financial instruments sold but not yet purchased in the Consolidated Statement of Financial Condition at February 29, 1996. In addition, the Company has purchased interest rate caps, from an affiliate, with a notional amount of $1.32 billion, maturing in the year 2000.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk (continued):

         The fair value of the interest rate caps purchased is approximately $1.9 million and is included in financial instruments owned in the Consolidated Statement of Financial Condition at February 29, 1996. At February 29, 1996, the Company had no other material individual counterparty concentration of credit risk.

6.       Fair Value of Financial Instruments:

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair values of most on- and off- balance sheet financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Consolidated Statement of Financial Condition.

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

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

         PART I - FINANCIAL INFORMATION, continued

Item 2 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations

         Set forth below is management's discussion and analysis of financial condition and liquidity and capital resources and results of operations for the three months ended February 29, 1996 and February 28, 1995.

         Financial Condition and Liquidity and Capital Resources

         The Company's assets decreased from $27.6 million at November 30, 1995 to $26.4 million at February 29, 1996. Financial instruments owned at February 29, 1996 aggregated $24.7 million and represent the portion of issued securities retained by the Company as well as the fair value of interest rate cap agreements purchased from an affiliate. These securities are carried at market or fair value, as appropriate.

         Stockholder's equity increased from $23.7 million at November 30, 1995 to $25.2 million at February 29, 1996 as a result of net capital contributions from LCPI and net income for the quarter. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances and to fund its operating activities. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

         Results of Operations

         During the three months ended February 29, 1996, the Company issued Short-Term Card Account Trust 1995-1 totaling approximately $1.6 billion principal amount, Lehman Home Equity Loan Trust 1996-1 totaling approximately $146.2 million principal amount and Corporate Bond-Backed Certificates, Series 1996-Wal-Mart totaling $20.0 million principal amount. During the three months ended February 28, 1995, the Company issued Lehman Home Improvement Loan Trust 1995-2 totaling approximately $66.8 million principal amount and issued Lehman Home Equity Loan Trust 1995-1 totaling approximately $128.1 million principal amount.

         Trading revenues totaled $534,062 and $1,131,541 for the three months ended February 29, 1996 and February 28, 1995, respectively. Trading revenues are attributable to the issuance and sale of securities and valuing financial instruments owned and financial instruments sold but not yet purchased at market or fair value.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Item 2 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations (continued)


         Interest income decreased from $537,511 for the three months ended February 28, 1995 to $376,047 for the three months ended February 29, 1996. Interest income reflects interest earned on interest bearing financial instruments owned and interest bearing depostis held with trustees during the period. Management fees decreased from $421,946 for the three months ended February 28, 1995 to $232,153 for the three months ended February 29, 1996, reflecting the decreased trading and operating activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Consolidated Statement of Operations.

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



                                                   LEHMAN ABS CORPORATION
                                                   (Registrant)






Date: April 12, 1996                               /S/      Theodore P. Janulis

                                                            Theodore P. Janulis
                                                            President







Date: April 12, 1996                                /S/      David Goldfarb
                                                             David Goldfarb
                                                             Controller