Form 10-Q
period 1996-07-10
LEHMAN ABS CORP
filed 1996-07-10
CIK 829281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1996

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

                               Yes X           No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of July 1, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 1996

                                      INDEX


Part I.           FINANCIAL INFORMATION                            Page Number

   Item 1.      Financial Statements - (unaudited)

                 Consolidated Statement of Operations -
                   Three and Six  Months Ended May 31, 1996
                   and 1995 ............................................. .3

                 Consolidated Statement of Financial Condition -
                   May 31, 1996 and November 30, 1995 .....................5

                 Consolidated Statement of Cash Flows -
                   Six Months Ended May 31, 1996
                   and 1995 ...............................................6

                 Notes to Consolidated Financial Statements ...............7

   Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........11

Part II.          OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K ...................13

Signatures   ............................................................ 14

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of OPERATIONS

                                   (Unaudited)


                                                   Three months ended
                                     -------------------------------------------
                                           May 31,                  May 31,
                                            1996                     1995
                                     --------------------     ------------------

Revenues:

    Trading                          $         295,983      $          (95,827)

    Interest                                   531,417                 461,354
                                   --------------------     --------------------

                                               827,400                 365,527
                                   --------------------     --------------------

Expenses:

    Compensation                                 1,250                  1,250

    General and administrative                 211,540                 96,056
                                   --------------------     --------------------

                                               212,790                 97,306
                                   --------------------     --------------------

Income before taxes                            614,610                268,221

  Provision for income taxes                   283,028                123,516
                                   --------------------     --------------------

Net income                           $         331,582      $         144,705
                                   ====================     ====================

                See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of OPERATIONS

                                   (Unaudited)


                                                    Six Months ended
                                     -------------------------------------------
                                           May 31,                May 31,
                                            1996                   1995
                                     --------------------   --------------------

Revenues:

    Trading                              $       830,045       $     1,035,714

    Interest                                     907,464               998,865
                                     --------------------   --------------------

                                               1,737,509             2,034,579
                                     --------------------   --------------------

Expenses:

    Compensation                                   2,500                 2,500

    General and administrative                   443,943                518,023
                                     --------------------   --------------------

                                                 446,443                520,523
                                     --------------------   --------------------

Income before taxes                            1,291,066              1,514,056

  Provision for income taxes                     594,536                697,223
                                     --------------------   --------------------

Net income                             $         696,530    $           816,833
                                     ====================   ====================

                See notes to consolidated financial statements.



                      LEHMAN ABS CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS


                                                                                          May 31,            November 30,
                                                                                           1996                    1995
                                                                                           ----                    ----


Cash ............................................................................       $       469         $    99,245
Financial instruments owned, at fair value ......................................        22,428,160          25,772,380
Receivables from brokers, dealers and
   financial institutions .......................................................         2,709,163             872,920
Due from others .................................................................           106,552             105,077
Deferred registration costs, net of accumulated
   amortization of $1,826,847 and $1,069,032
   in 1996 and 1995, respectively ...............................................         1,082,781             755,748
                                                                                        -----------         -----------

                                                                                         26,327,125         $27,605,370
                                                                                        ===========         ===========


                                       LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Financial instruments sold but not yet
      purchased .................................................................       $   285,234         $   497,590
   Issuance expenses payable ....................................................             1,393             429,118
   Payables to brokers, dealers and
      financial institutions ....................................................           402,141              29,800
   Payables to affiliates .......................................................           653,079           2,978,394
                                                                                        -----------         -----------
                    Total liabilities ...........................................         1,341,847           3,934,902
                                                                                        -----------         -----------

Stockholder's equity:
   Common stock, $0.25 par value;
     1,000 shares authorized, issued and outstanding ............................               250                 250
   Additional paid-in capital ...................................................        19,448,017          18,829,737
   Retained earnings ............................................................         5,537,011           4,840,481
                                                                                        -----------         -----------

                    Total stockholder's equity ..................................        24,985,278          23,670,468
                                                                                        -----------         -----------

                                                                                        $26,327,125         $27,605,370
                                                                                        ===========         ===========
                See notes to consolidated financial statements.




                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)


                                                                                                         Six months ended
                                                                                               -------------------------------------
                                                                                                    May 31,                  May 31,
                                                                                                    1996                     1995
                                                                                               --------------           ------------

Cash flows from operating activities:

  Net income .............................................................................       $     696,530        $     816,833

  Adjustments to reconcile net income to net cash used in operating activities:
         Amortization ....................................................................             757,815               89,555
      Net change in:
         Financial instruments owned, at fair value ......................................           3,344,220            1,670,764
         Receivables from brokers, dealers and financial
           institutions ..................................................................          (1,836,243)            (986,230)
         Receivables from affiliate ......................................................                --               (820,655)
         Due from others .................................................................              (1,475)              (1,465)
         Deferred registration costs .....................................................          (1,084,848)             (25,599)
         Financial instruments sold but not yet purchased ................................            (212,356)          (1,425,599)
         Issuance expenses payable .......................................................            (427,725)             (80,061)
         Payables to brokers, dealers and financial
           institutions ..................................................................             372,341           (1,171,658)
         Payables to affiliates ..........................................................          (2,325,315)           1,148,841
         Income taxes payable to affiliate ...............................................                --               (985,195)
         Other liabilities and accrued expenses ..........................................                --                (18,164)
                                                                                                 -------------        -------------

            Net cash used in operating activities ........................................            (717,056)          (1,788,633)
                                                                                                 -------------        -------------

Cash flows from financing activities:
  Capital contributions by parent ........................................................          14,296,490          230,560,009
  Capital distributions to parent ........................................................         (13,678,210)        (228,787,580)
                                                                                                 -------------        -------------

            Net cash provided by financing activities ....................................             618,280            1,772,429
                                                                                                 -------------        -------------

            Net change in cash ...........................................................             (98,776)             (16,204)

Cash, beginning of the period ............................................................              99,245               43,858
                                                                                                 -------------        -------------

            Cash, end of the period ......................................................       $         469        $      27,654
                                                                                                 =============        =============

                See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



1.       Organization:

         The consolidated financial statements include the accounts of Lehman ABS Corporation and Lehman Asset Backed Caps Inc., its wholly owned subsidiary (together, the "Company"). Lehman ABS Corporation was incorporated in the State of Delaware on January 29, 1988 as a limited purpose finance corporation organized for the purpose of issuing and selling securities (the "Securities") primarily collateralized by purchased receivables arising from loans or financings (the "Receivables"). All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The Consolidated Statement of Financial Condition at November 30, 1995 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995.

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

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission which permit the Company to issue, from time to time, securities collateralized by Receivables in the principal amount not to exceed $7.33 billion. The Company has also filed registration statements on Form S-3 for the issuance of $0.5 billion principal amount of Securities collateralized by bonds. During the six months ended May 31, 1996, the Company issued Lehman Home Equity-Loan Trust 1996-2 totaling approximately $122.1 million principal amount, Lehman FHA Title 1 Loan Trust 1996-2 totaling approximately $279.3 million principal amount, Corporate Bond-Backed Certificates, Series 1996-Wal-Mart-2 totaling approximately $30.0 million principal amount, Corporate Bond-Backed Certificates, Series 1996-Wal-Mart totaling $20.0 million principal amount, Short-Term Card Account Trust 1995-1 totaling approximately $1.6 billion principal amount and Lehman Home Equity Loan Trust 1996-1 totaling approximately $146.2 million principal amount. As of May 31, 1996, approximately $2.4 billion was available for issuance under the registration statements referred to above.


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

         During the six months ended May 31, 1996 LCPI contributed $14.3 million in capital to the Company, and the Company made capital distributions to LCPI of $13.7 million.

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

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $443,691 for the six months ended May 31, 1996 and $518,023 for the six months ended May 31, 1995 are the principal component of general and administrative expenses in the accompanying Consolidated Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

         Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to a common director of the Company.

         Income taxes of $594,536 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the six months ended May 31, 1996.

         The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

 4.      Due From Others:

         At May 31, 1996 and November 30, 1995 the Company had interest bearing deposits of $106,552 and $105,077, respectively, with an independent trustee in accordance with the terms of a securitization transaction.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

 5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

         The Company's activities are principally conducted with financial institutions. In connection with the terms of securitization transactions, the Company has sold interest rate caps with a notional amount of $1.32 billion, maturing in the year 2000, to trusts. The fair value of the interest rate caps sold is approximately $.3 million and is reported as financial instruments sold but not yet purchased in the Consolidated Statement of Financial Condition at May 31, 1996. In addition, the Company has purchased interest rate caps, from an affiliate, with a notional amount of $1.32 billion, maturing in the year 2000.

         The fair value of the interest rate caps purchased is approximately $2.3 million and is included in financial instruments owned in the Consolidated Statement of Financial Condition at May 31, 1996. At May 31, 1996, the Company had no other material individual counterparty concentration of credit risk.

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

         Financial instruments owned and financial instruments sold but not yet purchased principally represent subordinated interest in pools of receivables and are carried at fair value, with the remaining instruments representing the right to receive certain future interest payments on the underlying receivables and interest rate cap agreements. These financial instruments are generally non-rated or rated as non-investment grade by recognized rating agencies. Changes in interest rates could potentially have an adverse impact on the future cash flows for financial instruments owned. In addition, for certain securities, defaults on receivables underlying these instruments could have a greater than proportional impact on their fair value since the payments of principal and interest are subordinate to other securities issued in the same series. These risks, among other risks, are incorporated in the determination of fair value of financial instruments owned and financial instruments sold but not yet purchased.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


                    PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Set forth below is management's discussion and analysis of financial condition and results of operations for the six months and quarters ended May 31, 1996 and 1995.

           Financial Condition

           The Company's assets aggregated $27.6 million at November 30, 1995 and $26.3 million at May 31, 1996. Financial instruments owned at May 31, 1996 aggregated $22.4 million and represent the portion of issued securities retained by the Company as well as the fair value of interest rate cap agreements purchased from an affiliate. These securities are carried at market or fair value, as appropriate.

           Stockholder's equity increased from $23.7 million at November 30, 1995 to $25.0 million at May 31, 1996 as a result of net capital contributions from LCPI and net income for the six months ended May 31, 1996. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances and to fund its operating activities. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

           Results of Operations

           During the six months ended May 31, 1996, the Company issued Lehman Home Equity-Loan Trust 1996-2 totaling approximately $122.1 million principal amount, Lehman FHA Title 1 Loan Trust 1996-2 totaling approximately $279.3 million principal amount, Corporate Bond-Backed Certificates, Series 1996-Wal-Mart-2 totaling approximately $30.0 million principal amount, Corporate Bond-Backed Certificates, Series 1996-Wal-Mart totaling $20.0 million principal amount, Short-Term Card Account Trust 1995-1 totaling approximately $1.6 billion principal amount and Lehman Home Equity Loan Trust 1996-1 totaling approximately $146.2 million principal amount. During the six months ended May 31, 1995, the Company issued Lehman Home Equity Loan Trust 1995-1 totaling approximately $128.1 million principal amount, Lehman Home Improvement Loan Trust 1995-2 totaling approximately $66.8 million principal amount and Lehman FHA Title I Loan Trust 1995-3 totaling approximately $85.0 million principal amount.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


                    PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Trading revenues totaled $830,045 and 1,035,714 for the six months ended May 31, 1996 and 1995, respectively, and $295,983 for the three months ended May 31, 1996. Trading revenues are principally attributable to the issuance and sale of securities and valuing financial instruments owned, including interest rate cap agreements, at market or fair value. Trading losses totaled $95,827 for the three months ended May 31, 1995, principally attributable to valuing financial instruments owned, including interest rate cap agreements, at market or fair value.

           Interest income decreased from $998,865 for the six months ended May 31, 1995 to $907,464 for the six months ended May 31, 1996, primarily due to a decline in interest bearing financial instruments owned in 1996. Interest income increased from $461,354 for the quarter ended May 31, 1995 to $531,417 for the quarter ended May 31, 1996. Interest income is derived from the portion of issued securities retained by the Company and from interest earned on receivables held by the Company prior to the issuance and sale of the related securities. Management fees decreased from $518,023 for the six months ended May 31, 1995 to $443,691 for the six months ended May 31, 1996, reflecting the decreased operating activities of the Company for the six months ended May 31, 1996. Management fees increased from $96,056 for the three months ended May 31, 1995 to $211,538 for the three months ended May 31, 1996, reflecting the increased operating activities of the Company for the second quarter of 1996. Management fees are included in general and administrative expenses in the accompanying Consolidated Statement of Operations.

                      LEHMAN ABS CORPORATION and SUBSIDIARY


                                   ----------


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         27.      Financial Data Schedule


(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   LEHMAN ABS CORPORATION
                                                   (Registrant)







Date: July 10, 1996                                /S/      Theodore P. Janulis
                                                   ----------------------------
                                                   Theodore P. Janulis
                                                   President







Date: July 10, 1996                                /S/      Dave Goldfarb
                                                   -----------------------------
                                                   Dave Goldfarb
                                                   Controller

                                                                 Exhibit 27