Form 10-Q
period 1996-10-11
LEHMAN ABS CORP
filed 1996-10-11
CIK 829281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       or

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

                                  Yes X       No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of October 1, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 1996

                                      INDEX


Part I.           FINANCIAL INFORMATION                             Page Number

  Item 1.      Financial Statements - (unaudited)

     Consolidated Statement of Operations -
       Three and Nine Months Ended August 31, 1996
       and 1995  ......................................................     3

     Consolidated Statement of Financial Condition -
       August 31, 1996 and November 30, 1995 ..........................     5

     Consolidated Statement of Cash Flows -
       Nine Months Ended August 31, 1996
       and 1995  ......................................................     6

     Notes to Consolidated Financial Statements........................     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............    11

Part II.          OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K ...............................13

Signatures   ..............................................................14

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of OPERATIONS

                                   (Unaudited)


                                                    Three months ended
                                      ------------------------------------------
                                          August 31,                August 31,
                                             1996                      1995
                                      --------------------      ---------------

Revenues

    Trading                                                          $   91,758

    Interest                                  $398,717                  356,077
                                      --------------------      ---------------

                                               398,717                  447,835
                                      --------------------      ---------------

Expenses

    Compensation                                 1,250                    1,250

    General and administrative                 103,880                   116,649
                                      --------------------      ----------------

                                               105,130                   117,899
                                      --------------------      ----------------

Income before taxes                            293,587                  329,936

  Provision for income taxes                   135,197                  151,936
                                      --------------------      ----------------

Net income                                    $158,390                 $178,000
                                      ====================      ================


                See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of OPERATIONS

                                   (Unaudited)


                                                      Nine Months ended
                                   ---------------------------------------------
                                       August 31,                 August 31,
                                          1996                       1995
                                   --------------------       ------------------

Revenues

    Trading                              $  830,045                $1,127,472

    Interest                              1,306,181                 1,354,942
                                   --------------------       ------------------

                                          2,136,226                 2,482,414
                                   --------------------       ------------------

Expenses

    Compensation                              3,750                     3,750

    General and administrative              547,823                   634,672
                                   --------------------       ------------------

                                            551,573                   638,422
                                   --------------------       ------------------

Income before taxes                       1,584,653                 1,843,992

  Provision for income taxes                729,733                   849,158
                                   --------------------       ------------------

Net income                               $  854,920                $  994,834
                                   ====================       ==================


                See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS


                                                   August 31,       November 30,
                                                      1996              1995
                                               ---------------------------------

Cash                                               $    101,394   $      99,245
Financial instruments owned, at fair value           22,440,769      25,772,380
Receivables from brokers, dealers and
   financial institutions                               842,472         872,920
Due from others                                         107,293         105,077
Deferred registration costs, net of accumulated
   amortization of $2,038,109 and $1,069,032
   in 1996 and 1995, respectively                       871,519         755,748
                                               ------------------    -----------

                                                   $24,363, 447     $27,605,370
                                               ================   ==============


                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities
   Financial instruments sold but not yet
      purchased                                    $    144,544    $    497,590
   Issuance expenses payable                              1,394         429,118
   Payables to brokers, dealers and
      financial institutions                          1,308,219          29,800
   Payables to affiliates                             1,190,049       2,978,394
                                                 ---------------   -------------
                    Total liabilities                 2,644,206       3,934,902
                                                  --------------   -------------

Stockholder's equity
   Common stock, $0.25 par value;
     1,000 shares authorized, issued
     and outstanding                                        250             250
   Additional paid-in capital                        16,023,590      18,829,737
   Retained earnings                                  5,695,401       4,840,481
                                             -------------------   -------------

          Total stockholder's equity                 21,719,241      23,670,468
                                             -------------------   -------------

                                                    $24,363,447     $27,605,370
                                            ====================  ==============


                See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)


                                                            Nine months ended
                                                        ------------------------
                                                        August 31,    August 31,
                                                          1996           1995
                                                        ----------    ----------

Cash flows from operating activities:

 Net income                                                 $854,920 $  994,834

 Adjustments  to  reconcile  net  income  to net
  cash provided by (used in)operating activities:
         mortization                                         969,077    142,350
    Net change in:
      Financial instruments owned, at fair value         3,331,611    3,806,671
      Receivables from brokers, dealers and financial
        institutions                                        30,448     (989,787)
      Receivables from affiliate                                       (551,247)
      Due from others                                       (2,216)      (2,208)
      Deferred registration costs                       (1,084,848)    (129,048)
      Financial instruments sold but not yet purchased    (353,046)  (2,138,991)
      Issuance expenses payable                           (427,724)    (114,243)
      Payables to brokers, dealers and financial
        institutions                                     1,278,419    1,492,327)
      Payables to affiliates                            (1,788,345)      20,896
      Income taxes payable to affiliate                                (985,195)
      Other liabilities and accrued expenses                            (19,385)
                                                      -------------    ---------

         Net cash provided by (used in)
         operating activities                            2,808,296   (1,457,680)
                                                       ------------   ----------

Cash flows from financing activities:
  Capital contributions by parent                      20,320,215   240,819,229
  Capital distributions to parent                     (23,126,362) (239,120,129)
                                                     -------------  ------------

       Net cash (used in) provided by
       financing activities                            (2,806,147)    1,699,100
                                                    --------------    ----------

       Net change in cash                                   2,149       241,420

Cash, beginning of the period                              99,245        43,858
                                                     -------------     ---------

       Cash, end of the period                       $    101,394  $    285,278
                                                    ===============    =========

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

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission which permit the Company to issue, from time to time, securities collateralized by Receivables in the principal amount not to exceed $7.33 billion. The Company has also filed registration statements on Form S-3 for the issuance of $0.5 billion principal amount of Securities collateralized by bonds. During the nine months ended August 31, 1996, the Company issued Delta Funding Home Equity Loan Trust 1996-1 totaling approximately $225 million principal amount, Banc One Home Equity Loan Trust 1996-A totaling approximately $232.2 million principal amount, Lehman FHA Title 1 Loan Trust 1996-3 totaling approximately $155.5 million principal amount, Lehman Home Equity Loan Trust 1996-2 totaling approximately $122.1 million principal amount, Lehman FHA Title 1 Loan Trust 1996-2 totaling approximately $279.3 million principal amount, Corporate Bond-Backed Certificates, Series 1996-Wal-Mart-2 totaling approximately $30 million principal amount, Corporate Bond-Backed Certificates, Series 1996-Wal-Mart totaling approximately $20 million principal amount, Short-Term Card Account Trust 1995-1 totaling approximately $1.6 billion principal amount and Lehman Home Equity Loan Trust 1996-1 totaling approximately $146.2 million principal amount. As of August 31, 1996, approximately $1.8 billion was available for issuance under the registration statements referred to above.

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

         During the nine months ended August 31, 1996 LCPI contributed $20.3 million in capital to the Company, and the Company made capital distributions to LCPI of $23.1 million.

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

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $547,823 for the nine months ended August 31, 1996 and $634,672 for the nine months ended August 31, 1995 are recorded as general and administrative expenses in the accompanying Consolidated Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

         Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to a common director of the Company.

         Income taxes of $729,733 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the nine months ended August 31, 1996.

         The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

 4.      Due From Others:

         At August 31, 1996 and November 30, 1995 the Company had interest bearing deposits of $107,293 and $105,077, respectively, with an independent trustee in accordance with the terms of a securitization transaction.

 5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

         The Company's activities are principally conducted with financial institutions. In connection with the terms of securitization transactions, the Company has sold interest rate caps with a notional amount of $1.32 billion, maturing in the year 2000, to trusts. The fair value of the interest rate caps sold is approximately $.1 million and is reported as financial instruments sold but not yet purchased in the Consolidated Statement of Financial Condition at August 31, 1996. In addition, the Company has purchased interest rate caps, from an affiliate, with a notional amount of $1.32 billion, maturing in the year 2000.

         The fair value of the interest rate caps purchased is approximately $1.7 million and is included in financial instruments owned in the Consolidated Statement of Financial Condition at August 31, 1996. At August 31, 1996, the Company had no other material individual counterparty concentration of credit risk.

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

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

                    PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Set forth below is management's discussion and analysis of financial condition and results of operations for the nine months and quarters ended August 31, 1996 and August 31, 1995.

           Financial Condition

           The Company's assets aggregated $27.6 million at November 30, 1995 and $24.4 million at August 31, 1996. Financial instruments owned at August 31, 1996 aggregated $22.4 million and represent the portion of issued securities retained by the Company as well as the fair value of interest rate cap agreements purchased from an affiliate. These securities are carried at market or fair value, as appropriate.

           Stockholder's equity decreased from $23.7 million at November 30, 1995 to $21.7 million at August 31, 1996 as a result of net capital distribution to LCPI partially offset by net income for the nine months ended August 31, 1996. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances and to fund its operating activities. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

           Results of Operations

           During the nine months ended August 31, 1996, the Company issued Delta Funding Home Equity Loan Trust 1996-1 totaling approximately $225 million principal amount, Banc One Home Equity Loan Trust 1996-A totaling approximately $232.2 million principal amount, Lehman FHA Title 1 Loan Trust 1996-3 totaling approximately $155.5 million principal amount, Lehman Home Equity Loan Trust 1996-2 totaling approximately $122.1 million principal amount, Lehman FHA Title 1 Loan Trust 1996-2 totaling approximately $279.3 million principal amount, Corporate Bond-Backed Certificates, Series 1996-Wal-Mart-2 totaling approximately $30 million principal amount, Corporate Bond-Backed Certificates, Series 1996-Wal-Mart totaling approximately $20 million principal amount, Short-Term Card Account Trust 1995-1 totaling approximately $1.6 billion principal amount and Lehman Home Equity Loan Trust 1996-1 totaling approximately $146.2 million principal amount. During the nine months ended August 31, 1995, the Company issued Lehman Home Equity Loan Trust 1995-1 totaling approximately $128.1 million principal amount, Lehman Home Improvement Loan Trust 1995-2 totaling approximately $66.8 million principal amount, Lehman FHA Title I Loan Trust 1995-3 totaling approximately $85.0 million principal

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

                    PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           amount, Lehman FHA Title I Loan Trust 1995-4 totaling approximately $110 million principal amount, and Lehman Home Equity Loan Trust 1995-5 totaling approximately $55 million principal amount.

           Trading revenues totaled $830,045 and $1,127,472 for the nine months ended August 31, 1996 and 1995, respectively, and $91,758 for the three months ended August 31, 1995. Trading revenues are principally attributable to the issuance and sale of securities and valuing financial instruments owned, including interest rate cap agreements, at market or fair value.

           Interest income decreased from $1,354,942 for the nine months ended August 31, 1995 to $1,306,181 for the nine months ended August 31, 1996. Interest income increased from $356,077 for the quarter ended August 31, 1995 to $398,717 for the quarter ended August 31, 1996. Interest income is derived from the portion of issued securities retained by the Company and from interest earned on receivables held by the Company prior to the issuance and sale of the related securities. Management fees decreased from $634,672 for the nine months ended August 31, 1995 to $547,823 for the nine months ended August 31, 1996, reflecting the decreased operating activities of the Company for the nine months ended August 31, 1996. Management fees decreased from $116,649 for the three months ended August 31, 1995 to $103,880 for the three months ended August 31, 1996 reflecting the decreased operating activities of the Company for the third quarter of 1996. Management fees are recorded as general and administrative expenses in the accompanying Consolidated Statement of Operations.

                      LEHMAN ABS CORPORATION and SUBSIDIARY


                                   ----------



                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         27.      Financial Data Schedule


(b)      Reports on Form 8-K:

         September 26, 1996
         September 25, 1996
         September 25, 1996
         September 18, 1996
         September 17, 1996
         August 28, 1996
         August 27, 1996

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                LEHMAN ABS CORPORATION
                                                (Registrant)







Date: October 11, 1996                          /S/      Theodore P. Janulis
                                                ----------------------------
                                                Theodore P. Janulis
                                                President







Date: October 11, 1996                          /S/      Dave Goldfarb
                                                Dave Goldfarb
                                                Controller

                                                            Exhibit 27