Form 10-K
LEHMAN ABS CORP
filed 1997-02-27
CIK 829281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1996

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

                                   Yes X      No___.

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of February 24, 1997.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                      INDEX
                      LEHMAN ABS CORPORATION and SUBSIDIARY
Cover
Index                                                                      Page

PART I
        Item 1 - Business                                                    1
        -----------------

        Item 2 - Properties                                                  1
        -------------------

        Item 3 - Legal Proceedings                                           2
        --------------------------

        Item 4 - Submission of Matters to a Vote of Security Holders         2
        ------------------------------------------------------------

PART II
        Item 5 - Market for Registrant's Common Stock
                      and Related Stockholder Matters                        2

        Item 6 - Selected Financial Data                                     2
        --------------------------------

        Item 7 - Management's Discussion and Analysis of
                      Financial Condition and Liquidity and Capital
                      Resources and Results of Operations                2 - 4
                      -----------------------------------

        Item 8 - Financial Statements and Supplementary Data                 5
        ----------------------------------------------------

        Item 9 - Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                 5

PART III
        Item 10 - Directors and Executive Officers
                       of the Registrant                                     5

        Item 11 - Executive Compensation                                     5
        --------------------------------

        Item 12 - Security Ownership of Certain Beneficial
                       Owners and Management                                 5

        Item 13 - Certain Relationships and Related Transactions             5
        --------------------------------------------------------

PART IV
        Item 14 - Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K                               6

Signatures                                                                   7

                                     PART I

ITEM 1            Business

                  The consolidated financial statements include the accounts of Lehman ABS Corporation and Lehman Asset Backed Caps Inc., its wholly owned subsidiary (together, the "Company"). Lehman ABS Corporation was incorporated in the State of Delaware on January 29, 1988 as a special purpose finance corporation. The Company's activities consist of the issuance and sale of securities (the "Securities") primarily collateralized by purchased receivables arising from loans or financings (the "Receivables") or collateralized by government and government agency obligations or corporate debt securities (the "Bonds"). All of the outstanding common stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc.
                  ("Holdings").

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

                  The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Securities collateralized by Receivables in the principal amount not to exceed $11.33 billion. The Company has also filed registration statements on Form S-3 for the issuance of $.5 billion principal amount of Securities collateralized by Bonds. As of November 30, 1996, approximately $5.3 billion was available for issuance under the registration statements referred to above.

ITEM 2            Properties

                  The Company owns no physical properties.

ITEM 3            Legal Proceedings

                  There are no pending legal proceedings.


ITEM 4            Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 4 is omitted.


                                     PART II

ITEM 5            Market for Registrant's Common Stock and Related
------            ------------------------------------------------
                  Stockholder Matters
                  -------------------

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

ITEM 7 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations

                  Set forth below is management's discussion and analysis of financial condition and liquidity and capital resources and results of operations for the twelve months ended November 30, 1996 and 1995 and the eleven months ended November 30, 1994.

                  Financial Condition and Liquidity and Capital Resources

                  The Company's assets increased from $27.6 million at November 30, 1995 to $34.4 million at November 30, 1996. The incease is primarily due to a $5.6 million increase in financial instruments owned. Financial instruments owned at November 30, 1996 aggregated $31.4 million and represent the portion of issued securities retained by the Company as well as the fair value of interest rate cap agreements purchased from affiliates. These securities are carried at market or fair value, as appropriate.

                  Stockholder's equity increased from $23.7 million at November 30, 1995 to $28.3 million at November 30, 1996 primarily as a result of net income of $4.7 million. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances or to fund operating expenses including income taxes. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources and Results of Operations (continued)
                  --------------------------------------------------------------


                  Results of Operations

                  For the twelve months ended November 30, 1996 and twelve months ended November 30, 1995:

                  During 1996, the Company issued Lehman Home Equity Loan Trust 1996-1 totaling approximately $146.2 million principal amount, Short-Term Card Account Trust 1995-1 totaling approximately $1.6 billion principal amount, Lehman FHA Title I Loan Trust 1996-2 totaling approximately $279.3 million principal amount, Lehman Home Equity Loan Trust 1996-2 totaling approximately $122.1 million principal amount, Delta Funding Home Equity Loan Trust 1996-1 totaling approximately $225.0 million principal amount, Banc One Home Equity Loan Trust 1996-A totaling approximately $232.2 million principal amount, Lehman FHA Title I Loan Trust 1996-3 totaling approximately $155.5 million principal amount, Provident Bank Home Equity Loan Trust 1996-1 totaling approximately $153.7 million principal amount, Delta Funding Home Equity Loan Trust 1996-2 totaling approximately $180.0 million principal amount, Champion Home Equity Loan Trust 1996-3 totaling approximately $120.0 million principal amount, Wal-Mart 1996 Series 1 totaling approximately $20.0 million principal amount, Wal-Mart 1996 Series 2 totaling approximately $30.0 million principal amount, and Dayton-Hudson Series 1996-DHC-1 totaling approximately $12.6 million principal amount.

                  Trading revenues totaled $8,799,660 and $7,557,756 for the twelve months ended November 30, 1996 and 1995, respectively, principally attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

                  Interest income increased from $1,623,749 for the twelve months ended November 30, 1995 to $2,780,800 for the twelve months ended November 30, 1996. The increase is principally due to an increase in interest bearing financial instruments owned during the period. Management fees increased from $2,310,369 for the twelve months ended November 30, 1995 to
                  $2,913,510 for the twelve months ended November 30, 1996, reflecting increased trading and operating activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

                  Trading  revenues  totaled  $7,557,756  for the twelve  months ended  November 30, 1995 and  $304,814  for the eleven  months ended November 30, 1994, principally attributable to the issuance and sale of securities and valuing financial instruments owned at market or fair value.

                  Interest income decreased from $2,319,670 for the eleven months ended November 30, 1994 to $1,623,749 for the twelve months ended November 30, 1995. The decrease is principally due to a decrease in interest bearing financial instruments owned and a decrease in interest bearing deposits held with trustees during the period. Management fees increased from $768,466 for the eleven months ended November 30, 1994 to $2,310,369 for the twelve months ended November 30, 1995, reflecting increased trading and operating activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Consolidated Statements of Operations.

ITEM 8            Financial Statements and Supplementary Data
------            -------------------------------------------

                  The financial statements required by this Item and included in this Report are referenced in the index appearing on page F-1.

ITEM 9            Changes in and Disagreements with Accountants on Accounting
------            -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

                  Not applicable.


                                    PART III

ITEM 10           Directors and Executive Officers of the Registrant
-------           --------------------------------------------------

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 10 is omitted.

ITEM 11           Executive Compensation

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 11 is omitted.

ITEM 12           Security Ownership of Certain Beneficial Owners and
-------           ---------------------------------------------------
                  Management
                  ----------

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 12 is omitted.

ITEM 13           Certain Relationships and Related Transactions
-------           ----------------------------------------------

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 13 is omitted.

                                     PART IV

ITEM 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------     ----------------------------------------------------------------

            (a)        (1) and (2) Financial Statements and Schedules

                       See Index to Financial Statements appearing on Page F-1

                       (3) Exhibits

                           23.  Consent of Ernst & Young LLP*
                           27.  Finance Data Schedule*

            (b)        Reports on Form 8-K:

               * Filed herewith

                         12/24/1996
                         12/24/1996
                         12/19/1996
                         12/16/1996
                         12/12/1996
                         12/11/1996
                         12/10/1996
                         12/09/1996
                         11/25/1996
                         11/21/1996
                         11/21/1996
                         09/26/1996
                         09/25/1996
                         09/25/1996
                         09/18/1996
                         09/17/1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LEHMAN ABS CORPORATION
                                                 (Registrant)


                                                  By:  THEODORE P. JANULIS
                                                         Theodore P. Janulis
                                                         President and Director


Date:  February 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                   POSITION                             DATE

    THEODORE P. JANULIS         President and Director      February 24, 1997
    --------------------
    Theodore P. Janulis

    DAVID GOLDFARB              Controller                  February 24, 1997
    David Goldfarb

    MARK L. ZUSY                Chairman and Director       February 24, 1997
    ---------------------
    Mark L. Zusy

                      LEHMAN ABS CORPORATION AND SUBSIDIARY

                   INDEX to CONSOLIDATED FINANCIAL STATEMENTS


 Report of Independent Auditors                                            F-2

 Consolidated Statements of Operations for the twelve months ended
   November 30, 1996 and 1995 and the eleven months
   ended November 30, 1994                                                 F-3

 Consolidated Statements of Financial Condition as of
   November 30, 1996 and 1995                                              F-4

 Consolidated  Statements  of Changes in  Stockholder's  Equity for the
   twelve months ended November 30, 1996 and 1995
   and the eleven months ended November 30, 1994                           F-5

 Consolidated  Statements  of Cash  Flows for the twelve  months  ended
   November 30, 1996 and 1995 and the eleven months
   ended November 30, 1994                                                 F-6

 Notes to Consolidated Financial Statements                        F-7 to F-10

Report of Independent Auditors

The Board of Directors and Stockholder of
Lehman ABS Corporation and Subsidiary


We have audited the accompanying consolidated statements of financial condition of Lehman ABS Corporation and Subsidiary (the "Company") as of November 30, 1996 and November 30, 1995, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years ended November 30, 1996 and 1995 and for the eleven-month period ended November 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman ABS Corporation and Subsidiary at November 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended November 30, 1996 and 1995 and for the eleven-month period ended November 30, 1994, in conformity with generally accepted accounting principles.



                                                      ERNST & YOUNG LLP

February 21, 1997

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS of OPERATIONS


                          Twelve months        Twelve months     Eleven months
                           ended                 ended              ended
                        November 30,           November 30,        November 30,
                           1996                   1995                1994
                     ---------------------   ------------------    -------------

   Revenues:

     Trading                 $  8,799,660           $7,557,756      $  304,814

     Interest                   2,780,800            1,623,749       2,319,670
                          --------------------   --------------- ---------------

                               11,580,460            9,181,505       2,624,484
                          --------------------   ---------------- --------------



   Expenses:


     Compensation                   5,000                5,000           4,587

     General and
         administrative         2,913,682            2,325,762         773,852
                          --------------------   ---------------- --------------

                                2,918,682            2,330,762         778,439
                          --------------------   ---------------- --------------


      Income before income
         tax provision          8,661,778            6,850,743       1,846,045

   Income tax provision         3,988,749            3,154,767         849,968
                          --------------------   ----------------- -------------

   Net income                  $4,673,029           $3,695,976     $    996,077
                          ====================   ================  =============






                 See notes to consolidated financial statements

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENTS of FINANCIAL CONDITION


                                     ASSETS

                                                    November 30, 1996          November 30, 1995
                                                 ----------------------    ----------------------
Cash                                                    $    268,832            $      99,245
Financial instruments owned, at fair value                31,369,972               25,772,380
Receivables from brokers, dealers and
  financial institutions                                     739,056                  872,920
Due from others                                              108,027                  105,077
Deferred registration costs, net of
  accumulated amortization of $2,198,888 and
  $1,069,032 in 1996 and 1995, respectively                1,922,860                  755,748
                                                   ----------------------    ----------------------

                                                         $34,408,747              $27,605,370
                                                   ======================    ======================


                      LIABILITIES and STOCKHOLDER'S EQUITY
Liabilities:
Financial instruments sold but not yet purchased         $  44,073              $    497,590
Issuance expenses payable                                    1,394                   429,118
Payables to brokers, dealers and
  financial institutions                                 2,394,770                    29,800
Payables to affiliates                                   3,660,939                 2,978,394
                                                 ----------------------    -----------------------
                    Total liabilities                    6,101,176                 3,934,902
                                                 ----------------------    -----------------------

Stockholder's equity:
Common stock, $0.25 par value;
      1,000 shares authorized,
      issued and outstanding                                   250                       250
Additional paid- in capital                             18,793,811                18,829,737
Retained earnings                                        9,513,510                 4,840,481
                                                 ----------------------    -----------------------

                    Total stockholder's equity          28,307,571                23,670,468
                                                 ----------------------    -----------------------

                                                       $34,408,747               $27,605,370
                                                 ======================    =======================



                 See notes to consolidated financial statements

                      LEHMAN ABS CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

             for the twelve months ended November 30, 1996 and 1995
                  and the eleven months ended November 30, 1994


                                                                   Additional                                       Total
                                            Common Stock        Paid-in Capital       Retained Earnings         Stockholder's
                                                                                                                   Equity
                                          ------------------    -----------------     -------------------     ------------------
Balance, December 31, 1993                         $  250            $27,998,469             $148,428             $28,147,147

Net income                                              -                      -              996,077                 996,077

Capital contributions by parent                         -             44,992,585                    -              44,992,585

Capital distributions to parent                         -            (53,008,286)                   -             (53,008,286)
                                          ------------------    -----------------     -------------------     ------------------

Balance, November 30, 1994                            250             19,982,768            1,144,505              21,127,523

Net income                                              -                      -            3,695,976               3,695,976

Capital contributions by parent                         -            250,340,432                    -             250,340,432

Capital distributions to parent                         -         (251,493,463)                     -            (251,493,463)
                                          ------------------    -----------------     -------------------     ------------------

Balance, November 30, 1995                            250             18,829,737            4,840,481              23,670,468

Net income                                              -                      -            4,673,029               4,673,029

Capital contributions by parent                         -             29,000,940                    -              29,000,940

Capital distributions to parent                         -            (29,036,866)                   -             (29,036,866)
                                          ------------------    -----------------     -------------------     ------------------

Balance, November 30, 1996                         $  250            $18,793,811           $9,513,510             $28,307,571
                                          ==================    =================     ===================     ==================








                 See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENTS of CASH FLOWS


                                                              Twelve months             Twelve months            Eleven months
                                                           ended November 30,        ended November 30,          ended November
                                                                  1996                      1995                    30, 1994
                                                           -----------------------   ----------------------    ---------------------
Cash flows from operating activities:
   Net income                                                       $4,673,029            $   3,695,976             $    996,077
                                                           -----------------------   ----------------------    ---------------------

Adjustments to reconcile net income to net
cash provided by operating activities:
    Amortization                                                      1,129,856                  310,407                  535,762
Effect of changes in operating assets and liabilities:
    Financial instruments owned, at fair value                       (5,597,592)               1,657,381               (4,674,002)
      Receivables from brokers, dealers and
       financial institutions                                           133,864                 (689,523)                (183,397)
      Due from others                                                    (2,950)                  (2,941)               5,947,775
      Deferred registration costs                                    (2,296,968)                (773,386)                (413,794)
      Financial instruments sold but not yet
       purchased                                                       (453,517)              (2,435,317)               2,932,907
      Issuance expenses payable                                        (427,724)                (317,281)                (105,857)
      Payables to brokers, dealers and
       financial institution                                         2,364,970               (1,772,165)               1,801,965
      Payables to affiliates                                           682,545                2,539,847                  346,051
      Income taxes payable to affiliate                                      -                 (985,195)                 849,968
      Other liabilities and accrued expenses                                 -                  (19,385)                   8,133
                                                         -----------------------   ----------------------    ---------------------

                Net cash provided by
                  operating activities                                 205,513                1,208,418                8,041,588
                                                           ---------------------   ----------------------    ---------------------

      Cash flows from financing activities:
              Capital contributions by parent                       29,000,940               250,340,432              44,992,585
      Capital distributions to parent                              (29,036,866)             (251,493,463)            (53,008,286)
                                                           ---------------------   ----------------------    ---------------------

                Net cash (used in) financing
                 activities                                            (35,926)              (1,153,031)              (8,015,701)
                                                           ---------------------   ----------------------    ---------------------

      Net increase in cash                                             169,587                   55,387                   25,887

     Cash at the beginning of the period                                99,245                   43,858                   17,971
                                                           ---------------------   ----------------------    ---------------------

     Cash at the end of the period                                 $   268,832           $       99,245           $       43,858
                                                           =====================   ======================    =====================



                 See notes to consolidated financial statements

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



      1.       Summary of Significant Accounting Policies:

               Basis of Presentation

               The consolidated financial statements include the accounts of Lehman ABS Corporation and Lehman Asset Backed Caps Inc., its wholly owned subsidiary (together, the "Company"). Lehman ABS Corporation was incorporated in the State of Delaware on January 29, 1988 as a special purpose finance corporation organized for the purpose of issuing and selling securities (the "Securities") primarily collateralized by purchased receivables arising from loans or financings (the "Receivables"). All of the outstanding common stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

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

               The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission which permit the Company to issue, from time to time, securities collateralized by Receivables in the principal amount not to exceed $11.33 billion. The Company has also filed registration statements on Form S-3 for the issuance of $.5 billion principal amount of Securities collateralized by government and government agency obligations or corporate debt securities. As of November 30, 1996, approximately $5.3 billion was available for issuance under the registration statements referred to above.

               The Company has established trusts to issue securities collateralized by receivables and other securities. The Company has surrendered to trusts all future economic interests in the Securities issued to date together with the related collateral. According to the terms of the trust agreements, the securityholders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Securities and related collateral have been removed from the accompanying Consolidated Statements of Financial Condition.

               The Company uses the trade date basis of accounting for recording principal transactions.

               Use of Estimates

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

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


     1.        Summary of Significant Accounting Policies (continued):

               Deferred Registration Costs

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

               Financial Instruments Owned

               Financial instruments owned and securities and other financial instruments sold but not yet purchased principally represent subordinated interests in pools of receivables, instruments representing the right to receive certain future interest payments on the underlying receivables and interest rate cap
               agreements   and  are  valued  at  fair  value with the  related
               profit (loss) recorded in the Consolidated Statements of Operations. Fair value is determined based on relevant factors, such as, broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the securities.


               Income Taxes

               The Company's income is included in the consolidated U.S. federal income tax return of Holdings and in combined state and local returns with other affiliates of Holdings. The Company computes its income tax provision on a separate return basis in accordance with the terms of a tax allocation agreement between Holdings and its subsidiaries. The provision for income taxes is greater than that calculated by applying the statutory federal income tax rate principally due to state and local taxes.

     2.        Related Party Transactions:

               All  receivables  used  to   collateralize   the  Securities  are
               purchased from and recorded at an affiliate's carrying value, which for such broker/dealer affiliates represents fair value.

               Certain  directors and officers of the Company are also directors
               and  officers  of  Lehman   Brothers  Inc.,   LCPI  and/or  other
               affiliates of the Company.

               Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $2,913,510 and $2,310,369 for the twelve months ended November 30, 1996 and 1995, respectively, and $768,466 for the eleven months ended November 30, 1994 are the principal component of general and administrative expenses in the accompanying Consolidated Statements of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


      2.       Related Party Transactions (continued):

               Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to a common director of the Company.

               Income taxes of $3,988,749 and $4,139,962 were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement during the twelve months ended November 30, 1996 and 1995, respectively. No income taxes were paid by the Company during 1994.

               The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

     3.        Due from Others:

               At November 30, 1996 and 1995, the Company had interest bearing deposits of $108,027 and $105,077, respectively, with independent trustees in accordance with the terms of a securitization transaction.

     4. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

               The Company's activities are principally conducted with financial institutions. In connection with the terms of securitization transactions, the Company has sold interest rate caps with a notional amount of $1.32 billion, maturing in the year 2000, to trusts. The fair value of the interest rate caps sold is approximately $44,000 and is reported as financial instruments sold but not yet purchased in the Consolidated Statements of Financial Condition at November 30, 1996. In addition, the Company has purchased interest rate caps, from an affiliate, with a notional amount of $1.32 billion, maturing in the year 2000. The fair value of the interest rate caps purchased is approximately $870,000 and is included in financial instruments owned in the Consolidated Statements of Financial Condition at November 30, 1996. At November 30, 1996, the Company had no other material individual counterparty concentration of credit risk.

     5.        Fair Value of Financial Instruments:

               Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to report the fair value of financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Consolidated Statements of Financial Condition.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


     5.        Fair Value of Financial Instruments (continued):

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

      6.       Change of Fiscal Year-End

               During 1994, the Company changed its fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of Holdings' institutional customers.

     7.       Accounting for Transfers of Financial Assets

               In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which is effective for transactions occurring after December 31, 1996. SFAS No. 125 provides new accounting guidance for the transfer of financial assets, including securitizations, repurchase agreements and securities lending transactions. SFAS No. 125 outlines specific conditions which must be met for financial asset transfers to obtain either sale or financing treatment. Sale treatment is generally obtained if the seller meets the specified conditions to demonstrate that it has surrendered control over the assets; consequently the counterparty to the sale must recognize the related financial assets received. Financing treatment is generally obtained if the borrower agrees to repurchase substantially the same securities prior to maturity of the agreement while maintaining adequate collateral levels, provided that control of the securities is retained by the borrower (i.e. the owner of the securities has the ability to redeem the collateral on short notice).

               In December 1996, the FASB issued SFAS No. 127 deferring the effective date one year for certain provisions of SFAS No. 125 dealing with repurchase agreements, dollar repurchase agreements, securities lending and similar financing transactions.

               It is unlikely that SFAS No. 125 will have an impact on the Company's financial condition.

                                                               Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS


         We consent to the incorporation by reference in the Registration Statements (Form S-3 Nos. 333-14293 and 33-73438) of Lehman
         ABS Corporation of our report dated February 21, 1997, with respect to the consolidated financial statements of Lehman ABS Corporation included in this Annual Report (Form 10-K) for the year ended November 30, 1996.



                                                              ERNST & YOUNG LLP



         New York, New York
         February 24, 1997

                                                                 Exhibit 27