Form 10-Q
period 1997-02-28
LEHMAN ABS CORP
filed 1997-04-11
CIK 829281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

                                       or

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

                Yes X                                  No ___

Registrant had 1,000 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of March 31, 1997.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                      INDEX


Part I.         FINANCIAL INFORMATION                               Page Number

    Item 1.      Financial Statements - (unaudited)

                  Consolidated Statement of Operations -
                    Three Months Ended February 28, 1997
                    and February 29, 1996 ............................     3

                  Consolidated Statement of Financial Condition -
                    February 28, 1997 and November 30, 1996 ...........    4

                  Consolidated Statement of Cash Flows -
                    Three Months Ended February 28, 1997
                    and February 29, 1996..............................    5

                  Notes to Consolidated Financial Statements...........    6

    Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........    11

Part II.          OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K .....................    12

Signatures   .........................................................     13

Exhibit

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of OPERATIONS

                                   (Unaudited)


                                                   Three months ended
                                          --------------------------------------

                                        February 28, 1997     February 29, 1996


Revenues:
  Trading                                                         $  534,062


  Interest                                 $ 505,390                 376,047
                                       --------------------    -----------------

                                             505,390                 910,109
                                       --------------------    -----------------
Expenses:

  Compensation                                 1,250                   1,250

  General and administrative                 131,796                 232,403
                                       --------------------    -----------------

                                             133,046                 233,653
                                       --------------------    -----------------

  Income before income tax provision         372,344                 676,456

Income tax provision                         171,464                 311,508
                                       --------------------    -----------------

Net income                               $   200,880              $  364,948
                                       ====================    =================



                 See notes to consolidated financial statements.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS

                                                         Februay 28,                   November 30,
                                                             1997                          1996
                                                       --------------------        --------------------

Cash                                                   $         901,710           $         268,832
Financial instruments owned                                   19,350,079                  31,369,972
Receivables from brokers, dealers and
   financial institutions                                      1,280,268                     739,056
Due from others                                                  108,752                     108,027
Deferred registration costs, net of
   accumulated amortization of $3,008,740
   and $2,198,888 in 1997 and 1996, respectively               1,113,008                   1,922,860
                                                       --------------------        --------------------

                                                        $     22,753,817             $    34,408,747
                                                       ====================        ====================


                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Financial instruments sold but not yet

      purchased                                          $        10,762         $            44,073
   Issuance expenses payable                                       2,645                       1,394
   Payables to brokers, dealers and
      financial institutions                                           -                   2,394,770
   Payables to affiliates                                      3,790,495                   3,660,939
                                                        --------------------        --------------------

                    Total liabilities                          3,803,902                   6,101,176
                                                        --------------------        --------------------

Stockholder's equity:
Common stock, $0.25 par value;
     1,000 shares authorized issued and outstanding                  250                         250
   Additional paid-in capital                                  9,235,275                  18,793,811
   Retained earnings                                           9,714,390                   9,513,510
                                                        --------------------        --------------------

                    Total stockholder's equity                18,949,915                  28,307,571
                                                        --------------------        --------------------

                                                      $       22,753,817            $     34,408,747
                                                        ====================        ====================

                 See notes to consolidated financial statements

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)


                                                                                Three months ended
                                                                   ---------------------------------------------
                                                                      February 28,             February 29,
                                                                          1997                     1996
                                                                   --------------------     --------------------

Cash flows from operating activities:

  Net income                                                            $   200,880               $  364,948

  Adjustments  to  reconcile  net  income  to net cash
  provided  by  (used  in)operating activities:
         Amortization                                                       809,852                  602,146
      Net change in:
         Financial instruments owned, at fair value                      12,019,893                1,096,168
         Receivables from brokers, dealers and financial
           institutions                                                    (541,212)                 (18,570)
         Due from others                                                       (725)                    (734)
         Deferred registration costs                                              -                 (567,606)
         Financial instruments sold but not yet purchased                   (33,311)                (304,884)
         Issuance expenses payable                                            1,251                 (163,128)
         Payables to brokers, dealers and financial
           institutions                                                  (2,394,770)                 (29,800)
         Payables to affiliates                                             129,556               (2,270,041)
         Other liabilities and accrued expenses                                   -                    1,211
                                                                   --------------------     --------------------

            Net cash provided by (used in) operating activities          10,191,414               (1,290,290)
                                                                   --------------------     --------------------

Cash flows from financing activities:
  Capital contributions by parent                                        21,246,257                7,307,207
  Capital distributions to parent                                       (30,804,793)              (6,116,162)
                                                                   --------------------     --------------------

            Net cash (used in) provided by financing activities          (9,558,536)               1,191,045
                                                                   --------------------     --------------------

            Net change in cash                                              632,878                  (99,245)

Cash, beginning of the period                                               268,832                   99,245
                                                                   --------------------     --------------------

            Cash, end of the period                                   $     901,710         $                -
                                                                   ====================     ====================


                See notes to consolidated financial statements

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



1.       Organization:

         The consolidated financial statements include the accounts of Lehman ABS Corporation and Lehman Asset Backed Caps Inc., its wholly owned subsidiary (together, the "Company"). Lehman ABS Corporation was incorporated in the State of Delaware on January 29, 1988 as a limited finance corporation organized for the purpose of issuing and selling securities (the "Securities") primarily collateralized by purchased receivables arising from loans or financings (the "Receivables"). All of the outstanding common stock is owned by Lehman Commercial Paper Inc. ("LCPI"), a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The Consolidated Statement of Financial Condition at November 30, 1996, was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1996.

         Lehman Asset Backed Caps Inc. was incorporated in the State of Delaware on June 15, 1994 for the purpose of entering into interest rate cap agreements and related support agreements in connection with securitization transactions.

         The Company derives its income from trading and/or interest earned on financial instruments owned and financial instruments sold but not yet purchased. Trading income includes the profit (loss) from the issuance and sale of financial instruments and valuing financial instruments owned and financial instruments sold but not yet purchased at fair value.

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission which permit the Company to issue, from time to time, securities collateralized by Receivables in the principal amount not to exceed $11.33 billion. The Company has also filed registration statements on Form S-3 for the issuance of $0.5 billion principal amount of Securities collateralized by government and government agency obligations or corporate debt securities. During the three months ended February 28, 1997, the Company issued Lehman Card Account Trust 1996-1 totaling approximately $2.1 billion principal amount, Champion Home Equity Loan Trust 1996-4 totaling $100 million principal amount, Lehman Home Equity Loan Trust 1996-3 totaling approximately $68.6 million principal amount and Provident Bank Home Equity Loan Trust 1996-2 totaling $110 million principal amount. As of February 28, 1997, approximately $2.9 billion was available for issuance under the registration statements referred to above.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization (continued):

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

         During the three months ended February 28, 1997 LCPI contributed $21.2 million in capital to the Company, and the Company made capital distributions to LCPI of $30.8 million.

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

         Financial instruments owned and financial instruments sold but not yet purchased:

         Financial instruments owned and financial instruments sold but not yet purchased principally represent subordinated interests in pools of receivables, instruments representing the right to receive certain future interest payments on the underlying receivables and interest rate cap agreements and are valued at fair value with unrealized gains and losses reflected in the Consolidated Statement of Operations. Fair value is determined based on relevant factors, such as, broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

         The Company uses the trade basis of accounting for recording trading revenues.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.       Summary of Significant Accounting Policies (continued):

         Income taxes:

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

         Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

3.       Related Party Transactions:

         Receivables collateral purchased from affiliates and the resulting Securities sold to affiliates are both recorded at fair value.

         Certain directors and officers of the Company are also directors and officers of Lehman Brothers Inc., LCPI and/or other affiliates of the Company.

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $130,783 for the three months ended February 28, 1997, and $232,153 for the three months ended February 29, 1996 are the principal component of general and administrative expenses in the accompanying Consolidated Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

         Compensation expense represents amounts allocated to the Company by LCPI for compensation paid to a common director of the Company.

         During the three months ended February 28, 1997 and February 29, 1996, income taxes of $171,464 and $311,508, respectively, were paid by the Company to LCPI in accordance with the terms of the Company's tax allocation agreement.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

3.       Related Party Transactions (continued):

         The Company believes that amounts arising through related party transactions, including the fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

 4.      Due From Others:

         At February 28, 1997 and November 30, 1996 the Company had interest bearing deposits of $108,752 and $108,027, respectively, with an independent trustee in accordance with the terms of a securitization transaction.

 5. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

         The Company's activities are principally conducted with financial institutions. In connection with the terms of securitization transactions, the Company has sold interest rate caps with a notional amount of $1.32 billion, maturing in the year 2000, to trusts. At February 28, 1997 and November 30, 1996, the fair value of the interest rate caps sold is $10,762 and $44,073, respectively, and is reported as financial instruments sold but not yet purchased in the Consolidated
         Statement of Financial Condition. In addition, the Company has purchased interest rate caps, from an affiliate, with a notional amount of $1.32 billion, maturing in the year 2000. At February 28, 1997 and November 30, 1996, the fair value of the interest rate caps purchased is $633,908 and $868,938, respectively, and is reported as financial instruments owned in the Consolidated Statement of Financial Condition. At February 28, 1997, the Company had no other material individual counterparty concentration of credit risk.

6.       Fair Value of Financial Instruments:

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to report the fair value of financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Consolidated Statement of Financial Condition.

                      LEHMAN ABS CORPORATION and SUBSIDIARY

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

6.       Fair Value of Financial Instruments (continued):

         Financial instruments owned principally represent subordinated interest in pools of receivables and are carried at fair value, with the remaining instruments representing the right to receive certain future interest payments on the underlying receivables. These financial instruments are generally non-rated or rated as non-investment grade by recognized rating agencies. Changes in interest rates could potentially have an adverse impact on the future cash flows for financial instruments owned. In addition, for certain financial instruments, defaults on receivables underlying these instruments could have a greater than proportional impact on their fair value since the payments of principal and interest are subordinate to other securities issued in the same series. These risks, among other risks, are incorporated in the determination of fair value of financial instruments owned.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's assets decreased from $34.4 million at November 30, 1996 to $22.8 million at February 28, 1997. Financial instruments owned at February 28, 1997 and November 30, 1996 aggregated $19.4 million and $31.4 million, respectively, and represent the portion of issued securities retained by the Company as well as the fair value of interest rate cap agreements purchased from an affiliate. These securities are carried at fair value.

Stockholder's equity decreased from $28.3 million at November 30, 1996 to $18.9 million at February 28, 1997 as a result of net capital distributions to LCPI, partially offset by net income for the quarter. Capital contributions from LCPI are made to fund securities retained by the Company from new issuances or to fund operating activities including income taxes. The Company continually monitors its capital position and makes capital distributions to LCPI as excess funds are realized from securities related transactions.

Results of Operations
For the Three Months Ended February 28, 1997 and February 29, 1996

During the three months ended February 28, 1997, the Company issued Lehman Card Account Trust 1996-1 totaling approximately $2.1 billion principal amount,
Champion Home Equity Loan Trust 1996-4 totaling $100 million principal amount, Lehman Home Equity Loan Trust 1996-3 totaling approximately $68.6 million principal amount and Provident Bank Home Equity Loan Trust 1996-2 totaling $110 million principal amount. During the three months ended February 29, 1996, the Company issued Short-Term Card Account Trust 1995-1 totaling approximately $1.6 billion principal amount, Lehman Home Equity Loan Trust 1996-1 totaling approximately $146.2 million principal amount and Corporate Bond-Backed Certificates, Series 1996-Wal-Mart totaling $20.0 million principal amount.

The Company derives its income from trading and/or interest earned on financial instruments owned and financial instruments sold but not yet purchased. Trading revenues for the period ended February 29, 1996 are due primarily to revaluing financial instruments owned on a fair value basis.

Management fees decreased to $130,783 for the three months ended February 28, 1997 from $232,153 for the three months ended February 29, 1996, reflecting the decreased trading activities of the Company. Management fees are the principal component of general and administrative expenses in the accompanying Consolidated Statement of Operations.

                      LEHMAN ABS CORPORATION and SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         27.      Financial Data Schedule


(b)      Reports on Form 8-K:

         3/19/97
         3/27/97
         3/27/97

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      LEHMAN ABS CORPORATION
                                                      (Registrant)






Date: April 11, 1997                                  /S/Theodore P. Janulis
                                                      --------------------------
                                                      Theodore P. Janulis
                                                      President




Date: April 11, 1997                                  /S/David Goldfarb
                                                      --------------------------
                                                      David Goldfarb
                                                      Controller