Form 10-K
LEHMAN ABS CORP
filed 1997-07-17
CIK 829281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the fiscal year ended Commission file number
                           December 31, 1995 333-14293


                             LEHMAN ABS CORPORATION
       (as depositor under the Trust Agreement, dated as of January 26, 1995, as amended and restated by the Amended and Restated Trust Agreement, dated as of February 1, 1995, which formed the Lehman Home Equity Loan Trust 1995-1 which, pursuant to an Indenture, dated as of January 1, 1995, issued the Lehman Home Equity Loan Trust 1995-1, Home Equity Loan Asset-Backed Term Notes, Series 1995-1)

                             LEHMAN ABS CORPORATION
             (Exact name of Registrant as specified in its Charter)

         Delaware                            13-3447441
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification Number)

                 Three World Financial Center
                       200 Vesey Street
                   New York, New York 10285
           (Address of principal executive offices)

Registrant's telephone number, including area code: (212) 526-7000 Securities registered pursuant to Section 12(b) of the Act: Not Applicable. Securities registered pursuant to Section 12(g) of the Act: Not Applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1995: Not Applicable.

Number of shares of common stock outstanding as of December 31, 1995:
 Not Applicable.

                                     1 of 8

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents in Part II and Part IV incorporated herein by reference are as follows:

                  Monthly Reports to Noteholders as to distributions made in February, March, April, May, June, July, August, September, October, November and December 1995 are hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 1997.



                                     PART I


Item 1.  Business.

         The trust relating to Lehman Home Equity Loan Trust 1995-1, Home Equity Loan Asset-Backed Term Notes, Series 1995-1 ("Series 1995-1), was established pursuant to a Trust Agreement dated as of January 26, 1995, as amended and restated by the Amended and Restated Trust Agreement, dated as of February 1, 1995, among Lehman ABS Corporation, as depositor, Mortgage Assets Trading, Inc,, as holder of the designated certificate, and Chemical Bank Delaware, as owner trustee.

         Pursuant to an Indenture, dated as of January 1, 1995, between Lehman Home Equity Loan Trust 1995-1, as issuer (the "Issuer"), and The First National Bank of Chicago, as indenture trustee (the "Indenture Trustee"), the Issuer issued Lehman Home Equity Loan Trust 1995-1, Home Equity Loan Asset-Backed Term Notes, Series 1995-1 (the "Term Notes"). The Term Notes are secured by certain adjustable rate home equity revolving credit line loans made or to be made in the future (the "Mortgage Loans") secured by first or second deeds of trust or mortgages on residential properties (which are primarily one- to four-family residences), the collections in respect of such Mortgage Loans, and certain other property relating to such Mortgage Loans. The Term Notes have the benefit of an irrevocable and unconditional financial guaranty insurance policy issued by Capital Markets Assurance Corporation. The Noteholders receive monthly reports regarding distributions.

         Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Notes and the Lehman Home Equity Loan Trust 1995-1, Home Equity Loan Asset-Backed Certificates (the "Certificates") to the Noteholders and Certificateholders, respectively. The information relating to the distribution of payments on the Noteholders is accurately summarized in the monthly reports to Noteholders, which are filed on Form 8- K. There is no additional relevant information to report in response to
Item 101 of Regulation S-K.

Item 2.  Properties.

         The Issuer owns no property. The Term Notes, in the aggregate, represent debt in a trust estate consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the borrowers under a Mortgage Loan. Therefore, this item is inapplicable.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Noteholders during the fiscal year covered by this report.

                                     2 of 8

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Term Notes represent, in the aggregate, debt in the Trust consisting primarily of the Mortgage Loans.

(a) Market Information. Not applicable There is no established public trading market for Registrant's Notes. Registrant believes the Notes are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

(b) Holders. The number of registered holders of the Notes on December 31, 1995 was 6.

(c) Dividends. Not applicable. The information regarding dividends required by Sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Noteholders is provided in the monthly reports to Noteholders for each month of the fiscal year in which a distribution to Noteholders was made.

Item 6.  Selected Financial Data.

         Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that which is provided by the Monthly Reports to Noteholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has an Indenture Trustee who causes the preparation of the Monthly Reports to Noteholders. The information provided by the Monthly Reports to Noteholders does provide the relevant financial information regarding the financial status of the Trust Estate.

Item 8.  Financial Statements and Supplementary Data.

         Monthly Reports to Noteholders as to distributions made in February, March, April, May, June, July, August, September, October, November and December 1995 are hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 1997.

Independent Accountant's Report on Servicer's  servicing  activities is filed as
     Exhibit 2 under Item 14(a) hereof.

                                     3 of 8

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

         (a) Security ownership of certain beneficial owners. Under the Indenture, the holders of the Notes generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Noteholders are treated as "voting security" holders.

                  As of December 31, 1995, the following are the only persons known to Registrant to be the beneficial owners of more then 5% of any class of voting securities.

TITLE                      NAME AND                AMOUNT AND NATURE    PERCENT
OF                         ADDRESS OF              OF BENEFICIAL        OF
CLASS                      BENEFICIAL OWNERS         OWNERSHIP           CLASS

Series 1995-1,             Bankers Trust Company      $ 47,000,000    36.70%
Term Notes                 c/o BT Services Tennessee Inc.
                           Pension Trust Services
                           648 Grassmere Park Drive
                           Nashville, TN 37211

Series 1995-1,  Chase Manhattan Bank/Chemical      $ 15,000,000   11.71%
Term Notes      Auto Settle Department
                4 New York Plaza, 4th Floor
                New York, New York 10004

Series 1995-1,  French American Banking Corp.      $ 12,000,000   9.37%
Term Notes      200 Liberty, 20th Floor
                New York, New York 10281

Series 1995-1,  Morgan Guaranty Trust Co.          $ 50,000,000   39.04%
Term Notes         of New York
                522 Fifth Avenue, 17th Floor
                New York, New York 10036

                          4 of 8

          (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by
     Item 403 of Regulation S-K is inapplicable.
         (c) Changes in control. Not Applicable. Since Noteholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in the event of default and as set forth in the Indenture, the information requested with respect to Item 403 of Regulation S-K is inapplicable.

Item 13.  Certain Relationships and Related Transactions.

         (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1995, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of
                  Regulation S-K; however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12(a) herein.

         (b)      Certain business relationships.  None.

          (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by Item 404(c) of Regulation S-K is inapplicable.

          (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by Item 404(d) of Regulation S-K is inapplicable.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following is a list of documents filed as part of this report:
                  EXHIBITS

                  99.1 Monthly Report to Noteholders as to distributions made in February, March, April, May, June, July, August, September, October, November and December 1995 are hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 1997.

99.2 Independent Accountant's Report on Servicer's servicing activities.
         (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

         (c)      The exhibits  required to be filed by  Registrant  pursuant to
                  Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.


                                     5 of 8

(d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

                  No annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                     6 of 8

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         LEHMAN HOME EQUITY LOAN TRUST 1995-1

         By:      Residential Funding Corporation,
          as Administrator



         Name:
         Title



Date:    July 15, 1997



[NY01B:331727.5]  16069-00000  07/14/97 12:05pm
                                     7 of 8

                                  EXHIBIT INDEX

                                                                  Sequential
Exhibit           Document                                        Page Number

99.1              Monthly Reports to Noteholders as to distributions made   *
                  in January, February, March, April, May, June, July, August, September, October, November and December 1995 (hereby incorporated herein by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 1997).

99.2              Independent Accountant's Report on Servicer's servicing
                    activities.




-----------------------------------------------------





*        Incorporated by reference.

[NY01B:331727.5]  16069-00000  07/14/97 12:05pm
                                     8 of 8