Form 10-K
period 2001-12-31
LEHMAN ABS CORP
filed 2002-07-01
CIK 829281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended:
                     December 31, 2001
                     Commission File Number:
                     333-75218

                             Lehman ABS Corporation,
                                  on behalf of:
               Corporate-Backed Trust Certificates, Series 2001-1
                Trust Corporate-Backed Trust Certificates, Series
                2001-2 Trust Corporate-Backed Trust Certificates,
                   Series 2001-3 Trust Corporate-Backed Trust
               Certificates, Series 2001-4 Trust Corporate-Backed
                     Trust Certificates, Series 2001-5 Trust
               Corporate-Backed Trust Certificates, Series 2001-6
                Trust Corporate-Backed Trust Certificates, Series
                2001-7 Trust Corporate-Backed Trust Certificates,
                   Series 2001-8 Trust Corporate-Backed Trust
               Certificates, Series 2001-9 Trust Corporate-Backed
                    Trust Certificates, Series 2001-10 Trust
                   Corporate-Backed Trust Certificates, Series
               2001-11 Trust Corporate-Backed Trust Certificates,
                   Series 2001-12 Trust Corporate-Backed Trust
                       Certificates, Series 2001-14 Trust
                   Corporate-Backed Trust Certificates, Series
                      2001-15 Trust Corporate-Backed Trust
                       Certificates, Series 2001-16 Trust
                   Corporate-Backed Trust Certificates, Series
                      2001-17 Trust Corporate-Backed Trust
                       Certificates, Series 2001-18 Trust
                   Corporate-Backed Trust Certificates, Series
                      2001-19 Trust Corporate-Backed Trust
                       Certificates, Series 2001-20 Trust
                   Corporate-Backed Trust Certificates, Series
                      2001-21 Trust Corporate-Backed Trust
                       Certificates, Series 2001-22 Trust
                   Corporate-Backed Trust Certificates, Series
                      2001-23 Trust Corporate-Backed Trust
                       Certificates, Series 2001-24 Trust
                   Corporate-Backed Trust Certificates, Series
                      2001-25 Trust Corporate-Backed Trust
                       Certificates, Series 2001-26 Trust
                   Corporate-Backed Trust Certificates, Series
                                  2001-27 Trust
                  Corporate-Backed Trust Certificates, Corning
             Debenture-Backed Series 2001-28 Trust Corporate-Backed
           Trust Certificates, Georgia Pacific Debenture-Backed Series
            2001-29 Trust Corporate-Backed Trust Certificates, Royal
                 Caribbean Debenture-Backed Series 2001-30 Trust
    Corporate-Backed Trust Certificates, Toys "R" Us Debenture-Backed Series
                                  2001-31 Trust
   Corporate-Backed Trust Certificates, Liberty Media Debenture-Backed Series
                                  2001-32 Trust
   Corporate-Backed Trust Certificates, AT&T Note-Backed Series 2001-33 Trust Corporate-Backed Trust Certificates, Goodyear Tire & Rubber Note-Backed Series
                                  2001-34 Trust
      Corporate-Backed Trust Certificates, Corning Debenture-Backed Series
                                  2001-35 Trust
 Corporate-Backed Trust Certificates, Ford Motor Company Debenture-Backed Series
                                 2001-36 Trust
  Corporate-Backed Trust Certificates, Federal Express Corporation Note-Backed
                              Series 2001-37 Trust
             (Exact name of registrant as specified in its charter)

Delaware                                               13-3447441
(State or Other Jurisdiction,              (I.R.S. Employer Identification No.)
 Organization or Incorporation)

745 Seventh Avenue, New York, New York                   10019
(Address of principal executive offices)              (Zip Code)

               3 World Financial Center, New York, New York 10285
          (Former name or former address, if changed since last report)

                                 (212) 526-0435
               (Registrant's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                                                                  Name of Exchange on which registered
--------------                                                                                  ------------------------------------
Corporate-Backed Trust Certificates, Series 2001-1 Trust                                          New York Stock Exchange ("NYSE")
Corporate-Backed Trust Certificates, Series 2001-2 Trust                                                        NYSE
Corporate-Backed Trust Certificates, Series 2001-3 Trust                                                        NYSE
Corporate-Backed Trust Certificates, Series 2001-4 Trust                                                        NYSE
Corporate-Backed Trust Certificates, Series 2001-5 Trust                                                        NYSE
Corporate-Backed Trust Certificates, Series 2001-6 Trust                                                        NYSE
Corporate-Backed Trust Certificates, Series 2001-7 Trust                                                        NYSE
Corporate-Backed Trust Certificates, Series 2001-8 Trust                                                        NYSE
Corporate-Backed Trust Certificates, Series 2001-9 Trust                                                        NYSE
Corporate-Backed Trust Certificates, Series 2001-10 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-11 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-12 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-14 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-15 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-16 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-17 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-18 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-19 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-20 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-21 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-22 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-23 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-24 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-25 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-26 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Series 2001-27 Trust                                                       NYSE
Corporate-Backed Trust Certificates, Corning Debenture-Backed Series 2001-28 Trust                              NYSE
Corporate-Backed Trust Certificates, Georgia Pacific Debenture-Backed Series 2001-29 Trust                      NYSE
Corporate-Backed Trust Certificates, Royal Caribbean Debenture-Backed Series 2001-30 Trust                      NYSE
Corporate-Backed Trust Certificates, Toys  "R" Us Debenture-Backed Series 2001-31 Trust                         NYSE
Corporate-Backed Trust Certificates, Liberty Media Debenture-Backed Series 2001-32 Trust                        NYSE
Corporate-Backed Trust Certificates, AT&T Note-Backed Series 2001-33 Trust                                      NYSE
Corporate-Backed Trust Certificates, Goodyear Tire Note-Backed Series 2001-34 Trust                             NYSE
Corporate-Backed Trust Certificates, Corning Debenture-Backed Series 2001-35 Trust                              NYSE
Corporate-Backed Trust Certificates, Ford Motor Co. Debenture-Backed Series 2001-36 Trust                       NYSE
Corporate-Backed Trust Certificates, Federal Express Corp. Note-Backed Series 2001-37 Trust                     NYSE

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days. Yes |X| No |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor under the Standard Terms for Trust Agreements as supplemented by the Series Supplements listed below between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), providing for the issuance of the Corporate-Backed Trust Certificates listed on page 2 (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

------------------------------------------------------- ---------------------------------------------------------
                 Governing Documents                                 Certificates Issued Thereunder
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-1
Supplement, Corporate-Backed Trust Certificates,
Series 2001-1 Trust, dated as of January 16, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-2
Supplement, Corporate-Backed Trust Certificates,
Series 2001-2 Trust, dated as of January 22, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-3
Supplement, Corporate-Backed Trust Certificates, Series
2001-3 Trust, dated as of January 25, 2001, as
supplemented by a Supplement to the Series
Supplement dated as of February 23, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-4
Supplement, Corporate-Backed Trust Certificates, Series
2001-4 Trust, dated as of January 29, 2001, as
supplemented by a Supplement to the Series
Supplement dated as of February 13, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-5
Supplement, Corporate-Backed Trust Certificates, Series
2001-5 Trust, dated as of February 2, 2001, as
supplemented by a Supplement to the Series Supplement
dated as of February 16, 2001 and a Second Supplement
to Series Supplement dated as of February 23, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-6
Supplement, Corporate-Backed Trust Certificates,
Series 2001-6 Trust, dated as of March 1, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-7
Supplement, Corporate-Backed Trust Certificates,
Series 2001-7 Trust, dated as of March 2, 2001
------------------------------------------------------- ---------------------------------------------------------

------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-8
Supplement, Corporate-Backed Trust Certificates,
Series 2001-8 Trust, dated as of March 8, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-9
Supplement, Corporate-Backed Trust Certificates, Series
2001-9 Trust, dated as of March 14, 2001, as
supplemented by a Supplement to the Series
Supplement dated as of March 27, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-10
Supplement, Corporate-Backed Trust Certificates,
Series 2001-10 Trust, dated as of March 22, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-11
Supplement, Corporate-Backed Trust Certificates, Series
2001-11 Trust, dated as of March 28, 2001, as
supplemented by a Supplement to the Series Supplement
dated as of May 30, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-12
Supplement, Corporate-Backed Trust Certificates,
Series 2001-12 Trust, dated as of April 3, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-14
Supplement, Corporate-Backed Trust Certificates,
Series 2001-14, dated as of April 10, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-15
Supplement, Corporate-Backed Trust Certificates, Series
2001-15 Trust, dated as of April 30, 2001, as
supplemented by a Supplement to the Series Supplement
dated as of May 29, 2001 and a Second Supplement to the
Series Supplement dates as of June 7, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-16
Supplement, Corporate-Backed Trust Certificates,
Series 2001-16 Trust, dated as of May 1, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-17
Supplement, Corporate-Backed Trust Certificates,
Series 2001-17 Trust, dated as of May 2, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-18
Supplement, Corporate-Backed Trust Certificates, Series
2001-18 Trust, dated as of May 8, 2001, as supplemented
by a Supplement to the Series Supplemented dated as of
July 18, 2001 and a Second Supplement to the Series
Supplement dated as of August 17, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-19
Supplement, Corporate-Backed Trust Certificates,
Series 2001-19 Trust, dated as of May 11, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-20
Supplement, Corporate-Backed Trust Certificates,
Series 2001-20 Trust, dated as of May 22, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-21
Supplement, Corporate-Backed Trust Certificates,
Series 2001-21 Trust, dated as of May 24, 2001
------------------------------------------------------- ---------------------------------------------------------

------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-22
Supplement, Corporate-Backed Trust Certificates, Series
2001-22 Trust, dated as of May 24, 2001, as
supplemented by a Supplement to the Series Supplement
dated as of June 29, 2001 and a Second Supplement to
the Series Supplement dated as of August 15, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-23
Supplement, Corporate-Backed Trust Certificates,
Series 2001-23 Trust, dated as of June 1, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-24
Supplement, Corporate-Backed Trust Certificates,
Series 2001-24 Trust, dated as of June 8, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-25
Supplement, Corporate-Backed Trust Certificates,
Series 2001-25 Trust, dated as of June 14, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-26
Supplement, Corporate-Backed Trust Certificates,
Series 2001-26 Trust, dated as of June 21, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Series 2001-27
Supplement, Corporate-Backed Trust Certificates,
Series 2001-27 Trust, dated as of June 28, 2001
------------------------------------------------------- ---------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Corning
Supplement, Corporate-Backed Trust Certificates,        Debenture-Backed Series 2001-28
Corning Debenture-Backed Series 2001-28 Trust,
dated as of July 24, 2001
------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Georgia Pacific
Supplement, Corporate-Backed Trust Certificates,        Debenture-Backed Series 2001-29
Georgia Pacific Debenture-Backed Series 2001-29
Trust, dated as of July 26, 2001
------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Royal Caribbean
Supplement, Corporate-Backed Trust Certificates Royal   Debenture-Backed Series 2001-30
Caribbean Debenture-Backed Series 2001-30 Trust,
dated as of July 27, 2001
------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Toys "R" Us
Supplement, Corporate-Backed Trust Certificates, Toys   Debenture-Backed Series 2001-31
"R" Us Debenture-Backed Series 2001-31 Trust, dated as
of July 31, 2001
------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Liberty Media
Supplement, Corporate-Backed Trust Certificates,        Debenture-Backed Series 2001-32
Liberty Media Debenture-Backed Series 2001-32 Trust,
dated as of August 29, 2001
------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, AT&T Note-Backed
Supplement, Corporate-Backed Trust Certificates, AT&T   Series 2001-33
Note-Backed Series 2001-33 Trust, dated as of
September 5, 2001
------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Goodyear Tire &
Supplement, Corporate-Backed Trust Certificates,        Rubber Note-Backed Series 2001-34
Goodyear Tire & Rubber Note-Backed Series 2001-34
Trust, dated as of September 6, 2001, as supplemented
by a Supplement to the Series Supplement dated as of
September 19, 2001 and a Second Supplement to the
Series Supplement, dated as of October 22, 2001
------------------------------------------------------- ----------------------------------------------------------

------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Corning
Supplement, Corporate-Backed Trust Certificates,        Debenture-Backed Series 2001-35
Corning Debenture-Backed Series 2001-35 Trust,
dated as of September 21, 2001
------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Ford Motor Co.
Supplement, Corporate-Backed Trust Certificates, Ford   Debenture-Backed Series 2001-36
Motor Co. Debenture-Backed Series 2001-36 Trust,
dated as of November 15, 2001, as supplemented by a
Supplement  to the Series Supplement dated as of
December 20, 2001
------------------------------------------------------- ----------------------------------------------------------
Standard Terms for Trust Agreements and Series          Corporate-Backed Trust Certificates, Federal Express
Supplement, Corporate-Backed Trust Certificates,        Corporation Note-Backed Series 2001-37
Federal Express Corporation Note-Backed Series
2001-37 Trust, dated as of December 27, 2001
------------------------------------------------------- ----------------------------------------------------------

                                     PART I

Item 1. Business.

                  Not Applicable

Item 2.  Properties.

                  Not Applicable

Item 3.  Legal Proceedings.

                  None

Item 4.  Submission of Matters To A Vote of Security Holders.

                  Not Applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.

                  Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                  Not Applicable

Item 8. Financial Statements and Supplementary Data.

                  Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                  Not Applicable

Item 11.   Executive Compensation.

                  Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)   Not Applicable

(b)   Not Applicable

(c)   Not Applicable

Item 13.  Certain Relationships and Related Transactions.

                  None

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)   The following documents have been filed and documented:

      Trustee's Distribution Statement documented on Form 8-K of
Corporate-Backed Trust Certificates Series 2001-1 through 2001-33 to the Certificate Holders for period of January 1, 2001 through and including December 31, 2001 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed in Item 14(b) below.

(b)   Yes. Reports were filed on Form 8-K as follows:


                                  Trust Description                                    Distribution Date     Filed on
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-1                                       07/15/2001        08/02/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-2                                       02/01/2001        02/14/2001
                                                                                         08/01/2001        08/14/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-3                                       06/15/2001        07/02/2001
                                                                                         12/15/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-4                                       07/15/2001        08/02/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-5                                       06/01/2001        06/14/2001
                                                                                         12/01/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-6                                       06/15/2001        07/02/2001
                                                                                         12/15/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-7                                       07/15/2001        08/02/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-8                                       06/15/2001        07/02/2001
                                                                                         12/15/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-9                                       08/01/2001        08/14/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-10                                      04/01/2001        04/16/2001
                                                                                         10/01/2001        10/16/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-11                                      07/01/2001         7/16/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-12                                      04/15/2001        04/27/2001
                                                                                         10/15/2001        10/31/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-14                                      04/30/2001
                                                                                         10/30/2001        11/15/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-15                                      07/15/2001        08/02/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-16                                      05/15/2001        05/29/2001
                                                                                         11/15/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-17                                      08/15/2001        08/31/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-18                                      08/01/2001        08/14/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-19                                      06/15/2001        07/02/2001
                                                                                         12/15/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-20                                      06/01/2001        06/14/2001
                                                                                         12/01/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-21                                      09/15/2001        10/02/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-22                                      06/01/2001        06/14/2001
                                                                                         12/01/2001
------------------------------------------------------------------------------------ -------------------- --------------

------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-23                                      12/01/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-24                                      06/15/2001        07/02/2001
                                                                                         12/15/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-25                                      12/01/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-26                                      09/15/2001        10/02/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Series 2001-27                                      10/15/2001        10/31/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Corning Debenture-Backed Series 2001-28             09/01/2001        10/01/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Georgia Pacific Debenture-Backed Series             10/30/2001        11/15/2001
2001-29
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Royal Caribbean Debenture-Backed Series             09/15/2001        10/02/2001
2001-30
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Toys  "R" Us Debenture-Backed Series 2001-31        09/01/2001        09/26/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, AT&T Note-Backed Series 2001-33                     09/15/2001        10/02/2001
------------------------------------------------------------------------------------ -------------------- --------------
Corporate-Backed Trust Certificates, Goodyear Tire & Rubber Note-Backed Series           09/15/2001        10/02/2001
2001-34
------------------------------------------------------------------------------------ -------------------- --------------

(c) See item 14 (a) above.

(d) Not Applicable.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Lehman ABS Corporation, As Depositor for the
                                    Trusts (the "Registrant")

                                         By: /s/ Rene Canezin
                                            ---------------------------
                                         Name:  Rene Canezin
                                         Title:   Senior Vice President

Dated: June 28, 2002