Form 10-K
period 2002-12-31
LEHMAN ABS CORP
filed 2003-03-31
CIK 829281

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ____

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




         (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

                                      or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission File Numbers:   333-58390, 333-75218,
                                                    333-91780 and 333-100485


                          Lehman ABS Corporation, on
                                  behalf of:
                  Corporate Backed Trust Certificates, Series 2001-1 Trust Corporate Backed Trust Certificates, Series 2001-2 Trust Corporate Backed Trust Certificates, Series 2001-3 Trust Corporate Backed Trust Certificates, Series 2001-4 Trust Corporate Backed Trust Certificates, Series 2001-5 Trust Corporate Backed Trust Certificates, Series 2001-6 Trust Corporate Backed Trust Certificates, Series 2001-7 Trust Corporate Backed Trust Certificates, Series 2001-8 Trust Corporate Backed Trust Certificates, Series 2001-9 Trust Corporate Backed Trust Certificates, Series 2001-10 Trust Corporate Backed Trust Certificates, Series 2001-11 Trust Corporate Backed Trust Certificates, Series 2001-12 Trust Corporate Backed Trust Certificates, Series 2001-14 Trust Corporate Backed Trust Certificates, Series 2001-15 Trust Corporate Backed Trust Certificates, Series 2001-16 Trust Corporate Backed Trust Certificates, Series 2001-17 Trust Corporate Backed Trust Certificates, Series 2001-18 Trust Corporate Backed Trust Certificates, Series 2001-19 Trust Corporate Backed Trust Certificates, Series 2001-20 Trust Corporate Backed Trust Certificates, Series 2001-21 Trust


                  Corporate Backed Trust Certificates, Series 2001-22 Trust
                  Corporate Backed Trust Certificates, Series 2001-23 Trust
                  Corporate Backed Trust Certificates, Series 2001-24 Trust
                  Corporate Backed Trust Certificates, Series 2001-25 Trust
                  Corporate Backed Trust Certificates, Series 2001-26 Trust
                  Corporate Backed Trust Certificates, Series 2001-27 Trust
      Corporate Backed Trust Certificates, Corning Debenture-Backed Series 2001-28 Trust
   Corporate Backed Trust Certificates, Georgia Pacific Debenture-Backed Series 2001-29 Trust
   Corporate Backed Trust Certificates, Royal Caribbean Debenture-Backed Series 2001-30 Trust
    Corporate Backed Trust Certificates, Toys "R" Us Debenture-Backed Series 2001-31 Trust
    Corporate Backed Trust Certificates, Liberty Media Debenture-Backed Series 2001-32 Trust
                  Corporate Backed Trust Certificates, AT&T Note-Backed Series 2001-33 Trust
   Corporate Backed Trust Certificates, Goodyear Tire & Rubber Note-Backed Series 2001-34 Trust
        Corporate Backed Trust Certificates, Corning Debenture-Backed Series 2001-35 Trust
     Corporate Backed Trust Certificates, Ford Motor Co. Debenture-Backed Series 2001-36 Trust
   Corporate Backed Trust Certificates, Federal Express Corporation Note-Backed Series 2001-37 Trust
  Corporate Backed Trust Certificates, W.R. Berkley Capital Trust Securities-Backed Series 2002-1 Trust
     Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed Series 2002-2 Trust
     Corporate Backed Trust Certificates, Brunswick Corporation Note-Backed Series 2002-3 Trust
      Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed Series 2002-4 Trust
                            Callable Zero Coupon Trust Certificates, Series 2002-TVA-1
  Corporate Backed Trust Certificates, General Electric Capital Services Note-Backed Series 2002-5 Trust
       Corporate Backed Trust Certificates, Kinder Morgan Debenture-Backed Series 2002-6 Trust
     Corporate Backed Trust Certificates, AT&T Wireless Services Note-Backed Series 2002-7 Trust
          Corporate Backed Trust Certificates, BellSouth Debenture-Backed Series 2002-8 Trust
        Corporate Backed Trust Certificates, News America Debenture-Backed Series 2002-9 Trust
            Corporate Backed Trust Certificates, AIG Debenture-Backed Series 2002-10 Trust
            Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed Series 2002-11 Trust
            Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-12 Trust
            Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-14 Trust
        Corporate Backed Trust Certificates, CIT Capital Trust I Securities-Backed Series 2002-15 Trust
     Corporate Backed Trust Certificates, Verizon Global Funding Corp. Note-Backed Series 2002-16 Trust
 Corporate Backed Trust Certificates, American General Institutional Capital A Capital Securities-Backed Series
                                                   2002-17 Trust
     Corporate Backed Trust Certificates, Bristol Myers Squibb Debenture-Backed Series 2002-18 Trust
           Repackaged GE Global Insurance Floating Rate Trust Certificates, Series 2002-1 Trust
     -------------------------------------------------------------------------------------------------
                              (Exact name of registrant as specified in its charter)

                             Delaware                                                   13-3447441
----------------------------------------------------------------------     ----------------------------------------
   (State or Other Jurisdiction, Organization or Incorporation)            (I.R.S. Employer Identification No.)

                   745 Seventh Avenue, New York, New York                          10019
                 -----------------------------------------------------     --------------------------------
                   (Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                                                  Name of Registered Exchange
--------------                                                                  ----------------------------

Corporate Backed Trust Certificates, Series 2001-1 Trust                   New York Stock Exchange ("NYSE")
Corporate Backed Trust Certificates, Series 2001-2 Trust                                NYSE
Corporate Backed Trust Certificates, Series 2001-3 Trust                                NYSE
Corporate Backed Trust Certificates, Series 2001-4 Trust                                NYSE
Corporate Backed Trust Certificates, Series 2001-5 Trust                                NYSE





Corporate Backed Trust Certificates, Series 2001-6 Trust                                NYSE
Corporate Backed Trust Certificates, Series 2001-7 Trust                                NYSE
Corporate Backed Trust Certificates, Series 2001-8 Trust                                NYSE
Corporate Backed Trust Certificates, Series 2001-9 Trust                                NYSE
Corporate Backed Trust Certificates, Series 2001-10 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-11 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-12 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-14 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-15 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-16 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-17 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-18 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-19 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-20 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-21 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-22 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-23 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-24 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-25 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-26 Trust                               NYSE
Corporate Backed Trust Certificates, Series 2001-27 Trust                               NYSE
Corporate Backed Trust Certificates, Corning Debenture-Backed Series                    NYSE
          2001-28 Trust
Corporate Backed Trust Certificates, Georgia Pacific Debenture-Backed                   NYSE
          Series 2001-29 Trust
Corporate Backed Trust Certificates, Royal Caribbean Debenture-Backed                   NYSE
          Series 2001-30 Trust
Corporate Backed Trust Certificates, Toys "R" Us Debenture-Backed                       NYSE
          Series 2001-31 Trust
Corporate Backed Trust Certificates, Liberty Media Debenture-Backed                     NYSE
          Series 2001-32 Trust
Corporate Backed Trust Certificates, AT&T Note-Backed Series 2001-33                    NYSE
          Trust
Corporate Backed Trust Certificates, Goodyear Tire & Rubber Note-                       NYSE
          Backed Series 2001-34 Trust
Corporate Backed Trust Certificates, Corning Debenture-Backed Series                    NYSE
          2001-35 Trust
Corporate Backed Trust Certificates, Ford Motor Co. Debenture-Backed                    NYSE
          Series 2001-36 Trust
Corporate Backed Trust Certificates, Federal Express Corporation Note-                  NYSE
          Backed Series 2001-37 Trust
Corporate Backed Trust Certificates, W.R. Berkley Capital Trust                         NYSE
          Securities-Backed Series 2002-1 Trust
Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed                   NYSE
          Series 2002-2 Trust
Corporate Backed Trust Certificates, Brunswick Corporation Note-Backed                  NYSE
          Series 2002-3 Trust
Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed                   NYSE
          Series 2002-4 Trust
Callable Zero Coupon Trust Certificates, Series 2002-TVA-1                              NYSE
Corporate Backed Trust Certificates, General Electric Capital Services                  NYSE
          Note-Backed Series 2002-5 Trust
Corporate Backed Trust Certificates, Kinder Morgan Debenture-Backed                     NYSE
          Series 2002-6 Trust
Corporate Backed Trust Certificates, AT&T Wireless Services Note-                       NYSE
          Backed Series 2002-7 Trust




Corporate Backed Trust Certificates, BellSouth Debenture-Backed Series                  NYSE
          2002-8 Trust
Corporate Backed Trust Certificates, News America Debenture-Backed                      NYSE
          Series 2002-9 Trust
Corporate Backed Trust Certificates, AIG Debenture-Backed Series 2002-                  NYSE
          10 Trust
Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed                   NYSE
          Series 2002-11 Trust
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series                   NYSE
          2002-12 Trust
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series                   NYSE
          2002-14 Trust
Corporate Backed Trust Certificates, CIT Capital Trust I Securities-                    NYSE
          Backed Series 2002-15 Trust
Corporate Backed Trust Certificates, Verizon Global Funding Corp. Note-                 NYSE
          Backed Series 2002-16 Trust
Corporate Backed Trust Certificates, American General Institutional                     NYSE
          Capital A Capital Securities-Backed Series 2002-17 Trust
Corporate Backed Trust Certificates, Bristol Myers Squibb Debenture-                    NYSE
          Backed Series 2002-18 Trust
Repackaged GE Global Insurance Floating Rate Trust Certificates, Series                 NYSE
          2002-1 Trust


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days
Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]    No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

         The registrant has no voting stock or class of common stock that is held by non-affiliates.



                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                               Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor under the Standard Terms for Trust Agreements as supplemented by the Series Supplements listed below between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), providing for the issuance of the Corporate Backed Trust Certificates listed on page 2 (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.


------------------------------------------------------------- -------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-1
Corporate Backed Trust Certificates, Series 2001-1 Trust,
dated as of January 16, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-2
Corporate Backed Trust Certificates, Series 2001-2 Trust,
dated as of January 22, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-3
Corporate Backed Trust Certificates, Series 2001-3 Trust,
dated as of January 25, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of February
23, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-4
Corporate Backed Trust Certificates, Series 2001-4 Trust,
dated as of January 29, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of February
13, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-5
Corporate Backed Trust Certificates, Series 2001-5 Trust,
dated as of February 2, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of February
16, 2001 and a Second Supplement to Series Supplement dated
as of February 23, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-6
Corporate Backed Trust Certificates, Series 2001-6 Trust,
dated as of March 1, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-7
Corporate Backed Trust Certificates, Series 2001-7 Trust,
dated as of March 2, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-8
Corporate Backed Trust Certificates, Series 2001-8 Trust,
dated as of March 8, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-9
Corporate Backed Trust Certificates, Series 2001-9 Trust,
dated as of March 14, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of March 27,
2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-10
Corporate Backed Trust Certificates, Series 2001-10 Trust,
dated as of March 22, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-11
Corporate Backed Trust Certificates, Series 2001-11 Trust,
dated as of March 28, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of May 30,
2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-12
Corporate Backed Trust Certificates, Series 2001-12 Trust,
dated as of April 3, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-14
Corporate Backed Trust Certificates, Series 2001-14, dated
as of April 10, 2001
------------------------------------------------------------- -------------------------------------------------------



------------------------------------------------------------- -------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-15
Corporate Backed Trust Certificates, Series 2001-15 Trust,
dated as of April 30, 2001, as Supplemented by a
Supplement  to the  Series  Supplement dated as of May 29,
2001 and a second supplement to the Series Supplement dates
as of June 7, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-16
Corporate Backed Trust Certificates, Series 2001-16 Trust,
dated as of May 1, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-17
Corporate Backed Trust Certificates, Series 2001-17 Trust,
dated as of May 2, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-18
Corporate Backed Trust Certificates, Series 2001-18 Trust,
dated as of May 8, 2001, as Supplemented by a Supplement
to the Series Supplement dated as of July 18, 2001 and a
second supplement to the Series Supplement dated as of
August 17, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-19
Corporate Backed Trust Certificates, Series 2001-19 Trust,
dated as of May 11, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-20
Corporate Backed Trust Certificates, Series 2001-20 Trust,
dated as of May 22, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-21
Corporate Backed Trust Certificates, Series 2001-21 Trust,
dated as of May 24, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-22
Corporate Backed Trust Certificates, Series 2001-22 Trust,
dated as of May 24, 2001, as Supplemented by a Supplement
to the Series Supplement dated as of June 29, 2001 and a
second supplement to the Series Supplement dated as of
August 15, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-23
Corporate Backed Trust Certificates, Series 2001-23 Trust,
dated as of June 1, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-24
Corporate Backed Trust Certificates, Series 2001-24 Trust,
dated as of June 8, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-25
Corporate Backed Trust Certificates, Series 2001-25 Trust,
dated as of June 14, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-26
Corporate Backed Trust Certificates, Series 2001-26 Trust,
dated as of June 21, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-27
Corporate Backed Trust Certificates, Series 2001-27 Trust,
dated as of June 28, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Corning
Corporate Backed Trust Certificates, Corning                  Debenture-Backed Series 2001-28
Debenture-Backed Series 2001-28 Trust, dated as of July 24,
2001
------------------------------------------------------------- -------------------------------------------------------



------------------------------------------------------------- -------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Georgia Pacific
Corporate Backed Trust Certificates, Georgia Pacific          Debenture-Backed Series 2001-29
Debenture-Backed Series 2001-29 Trust, dated as of July 26,
2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Royal Caribbean
Corporate Backed Trust Certificates Royal Caribbean           Debenture-Backed Series 2001-30
Debenture-Backed Series 2001-30 Trust, dated as of July 27,
2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Toys "R" Us
Corporate Backed Trust Certificates, Toys "R" Us              Debenture-Backed Series 2001-31
Debenture-Backed Series 2001-31 Trust, dated as of July 31,
2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Liberty Media
Corporate Backed Trust Certificates, Liberty Media            Debenture-Backed Series 2001-32
Debenture-Backed Series 2001-32 Trust, dated as of August
29, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, AT&T Note-Backed
Corporate Backed Trust Certificates, AT&T Note-Backed         Series 2001-33
Series 2001-33 Trust, dated as of September 5, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Goodyear Tire &
Corporate Backed Trust Certificates, Goodyear Tire & Rubber   Rubber Note-Backed Series 2001-34
Note-Backed Series 2001-34 Trust, dated as of September 6,
2001, as Supplemented by a Supplement  to the Series
Supplement dated as of September 19, 2001 and a second
supplement to the Series  Supplement, dated as of October
22, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Corning
Corporate Backed Trust Certificates, Corning                  Debenture-Backed Series 2001-35
Debenture-Backed Series 2001-35 Trust, dated as of
September 21, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Ford Motor Co.
Corporate Backed Trust Certificates, Ford Motor Co.           Debenture-Backed Series 2001-36
Debenture-Backed Series 2001-36 Trust, dated as of November
15, 2001, as Supplemented by a Supplement  to the Series
Supplement dated as of December 20, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Federal Express
Corporate Backed Trust Certificates, Federal Express          Corporation Note-Backed Series 2001-37
Corporation Note-Backed Series 2001-37 Trust, dated as of
December 27, 2001
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, W.R. Berkley
Corporate Backed Trust Certificates, W.R. Berkley Capital     Capital Trust Securities-Backed Series 2002-1
Trust Securities-Backed Series 2002-1 Trust, dated as of
January 23, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Royal & Sun
Corporate Backed Trust Certificates, Royal & Sun Alliance     Alliance Bond-Backed Series 2002-2
Bond-Backed Series 2002-2 Trust, dated as of February 21,
2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Brunswick
Corporate Backed Trust Certificates, Brunswick Corporation    Corporation Note-Backed Series 2002-3
Note-Backed Series 2002-3 Trust, dated as of March 7, 2002
------------------------------------------------------------- -------------------------------------------------------




------------------------------------------------------------- -------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, DaimlerChrysler
Corporate Backed Trust Certificates, DaimlerChrysler          Debenture-Backed Series 2002-4
Debenture-Backed Series 2002-4 Trust, dated as of March 21,
2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Callable Zero Coupon Trust Certificates, Series
Callable Zero Coupon Trust Certificates, Series 2002-TVA-1    2002-TVA-1
Trust, dated as of March 25, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, General Electric
Corporate Backed Trust Certificates, General Electric         Capital Services Note-Backed Series 2002-5
Capital Services Note-Backed Series 2002-5 Trust, dated as
of April 2, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Kinder Morgan
Corporate Backed Trust Certificates, Kinder Morgan            Debenture-Backed Series 2002-6
Debenture-Backed Series 2002-6 Trust, dated as of April 16,
2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, AT&T Wireless
Corporate Backed Trust Certificates, AT&T Wireless Services   Services Note-Backed Series 2002-7
Note-Backed Series 2002-7 Trust, dated as of May 1, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, BellSouth
Corporate Backed Trust Certificates, BellSouth                Debenture-Backed Series 2002-8
Debenture-Backed Series 2002-8 Trust, dated as of May 23,
2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, News America
Corporate Backed Trust Certificates, News America             Debenture-Backed Series 2002-9
Debenture-Backed Series 2002-9 Trust, dated as of June 3,
2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, AIG
Corporate Backed Trust Certificates, AIG Debenture-Backed     Debenture-Backed Series 2002-10
Series 2002-10 Trust, dated as of June 6, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Royal & Sun
Corporate Backed Trust Certificates, Royal & Sun Alliance     Alliance Bond-Backed Series 2002-11
Bond-Backed Series 2002-11 Trust, dated as of June 7, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Motorola
Corporate Backed Trust Certificates, Motorola                 Debenture-Backed Series 2002-12
Debenture-Backed Series 2002-12 Trust, dated as of June 18,
2002, as Supplemented by a Supplement  to the Series
Supplement dated as of June 21, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Motorola
Corporate Backed Trust Certificates, Motorola                 Debenture-Backed Series 2002-14
Debenture-Backed Series 2002-14 Trust, dated as of July 19,
2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, CIT Capital
Corporate Backed Trust Certificates, CIT Capital Trust I      Trust I Securities-Backed Series 2002-15
Securities-Backed Series 2002-15 Trust, dated as of July
24, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Verizon Global
Corporate Backed Trust Certificates, Verizon Global Funding   Funding Corp. Note-Backed Series 2002-16
Corp. Note-Backed Series 2002-16 Trust, dated as of July 30,
2002
------------------------------------------------------------- -------------------------------------------------------



------------------------------------------------------------- -------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, American General
Corporate Backed Trust Certificates, American General         Institutional Capital A Capital Securities-Backed
Institutional Capital A Capital Securities-Backed Series      Series 2002-17
2002-17 Trust, dated as of October 23, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Bristol Myers
Corporate Backed Trust Certificates, Bristol Myers Squibb     Squibb Debenture-Backed Series 2002-18
Debenture-Backed Series 2002-18 Trust, dated as of October
31, 2002
------------------------------------------------------------- -------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Repackaged GE Global Insurance Floating Rate Trust
Repackaged GE Global Insurance Floating Rate Trust            Certificates, Series 2002-1
Certificates, Series 2002-1 Trust, dated as of November 15,
2002
------------------------------------------------------------- -------------------------------------------------------


                                    PART I

Item 1. Business.
-----------------
         Not Applicable

Item 2. Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
-------------------------------------------------------------
         Not Applicable

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------
         The publicly offered Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------
         Not Applicable

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------------------------------------------------------
         (a)   Not Applicable

         (b)   Not Applicable

         (c)   Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Controls and Procedures.
---------------------------------
         Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
---------------------------------------------------------------------------

        (a) The following documents have been filed as part of this report.

         Trustee's Distribution Statements documented on Form 8-K of Corporate Backed Trust Certificates Series to the Certificate Holders for period of January 1, 2002 through and including December 31, 2002 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed in Item 15 (b) below.

         (b) The following reports on Form 8-K were filed during the period covered by this report:


-------------------------------------------------------------------------------- ------------------- ---------------
                               Trust Description                                 Distribution Date      Filed on
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-1                                   01/15/2002        06/14/2002
                                                                                     07/15/2002        10/09/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-2                                   02/01/2002        06/14/2002
                                                                                     08/01/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-3                                   12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-4                                   01/15/2002        06/14/2002
                                                                                     07/15/2002        10/09/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-5                                   12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-6                                   12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-7                                   01/15/2002        06/14/2002
                                                                                     07/15/2002        10/09/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-8                                   12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-9                                   02/01/2002        06/14/2002
                                                                                     08/01/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-10                                  04/01/2002        06/14/2002
                                                                                     10/01/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------




-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-11                                  01/01/2002        06/14/2002
                                                                                     07/01/2002        10/09/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-12                                  04/15/2002        06/14/2002
                                                                                     10/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-14                                  04/30/2002        06/14/2002
                                                                                     10/30/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-15                                  01/15/2002        06/14/2002
                                                                                     07/15/2002        10/09/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-16                                  11/15/2001        06/14/2002
                                                                                     05/15/2002        06/14/2002
                                                                                     11/15/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-17                                  02/15/2002        06/14/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-18                                  02/01/2002        06/14/2002
                                                                                     08/01/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-19                                  12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-20                                  12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-21                                  03/15/2002        03/20/2003
                                                                                     09/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-22                                  12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-23                                  12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-24                                  12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-25                                  12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-26                                  03/15/2002        06/06/2002
                                                                                     09/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-27                                  04/15/2002        06/14/2002
                                                                                     10/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Corning Debenture-Backed Series 2001-28         03/15/2002        06/06/2002
                                                                                     09/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Georgia Pacific Debenture-Backed Series         04/30/2002        06/14/2002
2001-29                                                                              10/30/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Royal Caribbean Debenture-Backed Series         03/15/2002        03/20/2003
2001-30                                                                              09/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Toys  "R" Us Debenture-Backed Series            03/01/2002        06/06/2002
2001-31                                                                              09/01/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Liberty Media Debenture-Backed Series           02/01/2002        06/14/2002
2001-32                                                                              08/01/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, AT&T Note-Backed Series 2001-33                 03/15/2002        03/20/2003
                                                                                     09/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Goodyear Tire & Rubber Note-Backed Series       03/15/2002        03/20/2003
2001-34                                                                              09/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Corning Debenture-Backed Series 2001-35         03/01/2002        06/06/2002
                                                                                     09/01/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------



-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Ford Motor Co. Debenture-Backed Series          05/15/2002        06/14/2002
2001-36                                                                              11/15/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Federal Express Corporation Note-Backed         01/01/2002        06/14/2002
Series 2001-37                                                                       07/01/2002        10/09/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, W.R. Berkley Capital Trust                      06/15/2002        07/25/2002
Securities-Backed Series 2002-1                                                      12/15/2002        01/15/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed Series         04/15/2002        06/14/2002
2002-2                                                                               10/15/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Brunswick Corporation Note-Backed Series        08/01/2002        12/23/2002
2002-3
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed Series         08/01/2002        12/23/2002
2002-4
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, General Electric Capital Services               08/15/2002        12/23/2002
Note-Backed Series 2002-5
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Kinder Morgan Debenture-Backed Series           09/01/2002        12/23/2002
2002-6
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, AT&T Wireless Services Note-Backed Series       09/01/2002        12/23/2002
2002-7
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, BellSouth Debenture-Backed Series 2002-8        06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, News America Debenture-Backed Series            12/01/2002        01/07/2003
2002-9
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, AIG Debenture-Backed Series 2002-10             07/31/2002        03/20/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed Series         10/15/2002        12/23/2002
2002-11
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-12        10/01/2002        12/23/2002
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-14        11/15/2002        01/07/2003
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, CIT Capital Trust I Securities-Backed           08/15/2002        12/23/2002
Series 2002-15
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, Verizon Global Funding Corp. Note-Backed        12/01/2002        01/07/2003
Series 2002-16
-------------------------------------------------------------------------------- ------------------- ---------------
Corporate Backed Trust Certificates, American General Institutional Capital A        12/01/2002        01/07/2003
Capital Securities-Backed Series 2002-17
-------------------------------------------------------------------------------- ------------------- ---------------






         (c)    See item 15(a) above.

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

                               Lehman ABS Corporation, As Depositor for the
                               Trusts (the "Registrant")



Dated:  March 31, 2003         By:  /s/ Rene Canezin
                                  ------------------------------------------
                               Name:  Rene Canezin
                               Title:  Senior Vice President

                                 CERTIFICATION


I, Rene Canezin, certify that:

   1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Lehman ABS Corporation;

   2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

   3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing or similar agreement for inclusion in these reports is included in these reports; and

   4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing or similar agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: U.S. Bank Trust National Association, as trustee.

Date: March 31, 2003


 /s/ Rene Canezin
--------------------------------------
Rene Canezin, Senior Vice President