Form 10-K/A
period 2002-12-31
LEHMAN ABS CORP
filed 2004-02-03
CIK 829281

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----


                                  FORM 10-K/A
                                Amendment No. 1


                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                      or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


                       Commission File Number: 001-11661



                            Lehman ABS Corporation,
                            -----------------------
                                 on behalf of:
           Corporate Backed Trust Certificates, Series 2001-1 Trust
           Corporate Backed Trust Certificates, Series 2001-2 Trust Corporate Backed Trust Certificates, Series 2001-3 Trust Corporate Backed Trust Certificates, Series 2001-4 Trust Corporate Backed Trust Certificates, Series 2001-5 Trust Corporate Backed Trust Certificates, Series 2001-6 Trust Corporate Backed Trust Certificates, Series 2001-7 Trust Corporate Backed Trust Certificates, Series 2001-8 Trust Corporate Backed Trust Certificates, Series 2001-9 Trust Corporate Backed Trust Certificates, Series 2001-10 Trust Corporate Backed Trust Certificates, Series 2001-11 Trust Corporate Backed Trust Certificates, Series 2001-12 Trust Corporate Backed Trust Certificates, Series 2001-14 Trust Corporate Backed Trust Certificates, Series 2001-15 Trust Corporate Backed Trust Certificates, Series 2001-16 Trust Corporate Backed Trust Certificates, Series 2001-17 Trust Corporate Backed Trust Certificates, Series 2001-18 Trust Corporate Backed Trust Certificates, Series 2001-19 Trust Corporate Backed Trust Certificates, Series 2001-20 Trust Corporate Backed Trust Certificates, Series 2001-21 Trust

           Corporate Backed Trust Certificates, Series 2001-22 Trust
           Corporate Backed Trust Certificates, Series 2001-23 Trust
           Corporate Backed Trust Certificates, Series 2001-24 Trust
           Corporate Backed Trust Certificates, Series 2001-25 Trust
           Corporate Backed Trust Certificates, Series 2001-26 Trust
           Corporate Backed Trust Certificates, Series 2001-27 Trust
 Corporate Backed Trust Certificates, Corning Debenture-Backed Series 2001-28
                                    Trust
 Corporate Backed Trust Certificates, Georgia Pacific Debenture-Backed Series
                                2001-29 Trust
 Corporate Backed Trust Certificates, Royal Caribbean Debenture-Backed Series
                                2001-30 Trust
   Corporate Backed Trust Certificates, Toys "R" Us Debenture-Backed Series
                                2001-31 Trust
  Corporate Backed Trust Certificates, Liberty Media Debenture-Backed Series
                                2001-32 Trust
  Corporate Backed Trust Certificates, AT&T Note-Backed Series 2001-33 Trust Corporate Backed Trust Certificates, Goodyear Tire & Rubber Note-Backed Series
                                2001-34 Trust
 Corporate Backed Trust Certificates, Corning Debenture-Backed Series 2001-35
                                    Trust
 Corporate Backed Trust Certificates, Ford Motor Co. Debenture-Backed Series
                                2001-36 Trust
 Corporate Backed Trust Certificates, Federal Express Corporation Note-Backed
                             Series 2001-37 Trust
       Corporate Backed Trust Certificates, W.R. Berkley Capital Trust
                    Securities-Backed Series 2002-1 Trust
 Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed Series
                                 2002-2 Trust
Corporate Backed Trust Certificates, Brunswick Corporation Note-Backed Series
                                 2002-3 Trust
 Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed Series
                                 2002-4 Trust
          Callable Zero Coupon Trust Certificates, Series 2002-TVA-1
    Corporate Backed Trust Certificates, General Electric Capital Services
                       Note-Backed Series 2002-5 Trust
  Corporate Backed Trust Certificates, Kinder Morgan Debenture-Backed Series
                                 2002-6 Trust
Corporate Backed Trust Certificates, AT&T Wireless Services Note-Backed Series
                                 2002-7 Trust
Corporate Backed Trust Certificates, BellSouth Debenture-Backed Series 2002-8
                                    Trust
  Corporate Backed Trust Certificates, News America Debenture-Backed Series
                                 2002-9 Trust
Corporate Backed Trust Certificates, AIG Debenture-Backed Series 2002-10 Trust
 Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed Series
                                2002-11 Trust
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-12
                                    Trust
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-14
                                    Trust
  Corporate Backed Trust Certificates, CIT Capital Trust I Securities-Backed
                             Series 2002-15 Trust
Corporate Backed Trust Certificates, Verizon Global Funding Corp. Note-Backed
                             Series 2002-16 Trust
Corporate Backed Trust Certificates, American General Institutional Capital A
                Capital Securities-Backed Series 2002-17 Trust
  Corporate Backed Trust Certificates, Bristol Myers Squibb Debenture-Backed
                             Series 2002-18 Trust
Repackaged GE Global Insurance Floating Rate Trust Certificates, Series 2002-1
                                    Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                             Delaware                                                   13-3447441
   ------------------------------------------------------------            ------------------------------------
   (State or Other Jurisdiction, Organization or Incorporation)            (I.R.S. Employer Identification No.)

              745 Seventh Avenue, New York, New York                                       10019
           --------------------------------------------                           --------------------
              (Address of principal executive offices)                                   (Zip Code)


     Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                                                      Name of Registered Exchange
--------------                                                                      ---------------------------

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




Corporate Backed Trust Certificates, Series 2001-6 Trust                                       NYSE
Corporate Backed Trust Certificates, Series 2001-7 Trust                                       NYSE
Corporate Backed Trust Certificates, Series 2001-8 Trust                                       NYSE
Corporate Backed Trust Certificates, Series 2001-9 Trust                                       NYSE
Corporate Backed Trust Certificates, Series 2001-10 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-11 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-12 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-14 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-15 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-16 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-17 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-18 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-19 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-20 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-21 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-22 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-23 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-24 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-25 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-26 Trust                                      NYSE
Corporate Backed Trust Certificates, Series 2001-27 Trust                                      NYSE
Corporate Backed Trust Certificates, Corning Debenture-Backed Series                           NYSE
          2001-28 Trust
Corporate Backed Trust Certificates, Georgia Pacific Debenture-Backed                          NYSE
          Series 2001-29 Trust
Corporate Backed Trust Certificates, Royal Caribbean Debenture-Backed                          NYSE
          Series 2001-30 Trust
Corporate Backed Trust Certificates, Toys  "R" Us Debenture-Backed Series                      NYSE
          2001-31 Trust
Corporate Backed Trust Certificates, Liberty Media Debenture-Backed Series                     NYSE
          2001-32 Trust
Corporate Backed Trust Certificates, AT&T Note-Backed Series 2001-33 Trust                     NYSE
Corporate Backed Trust Certificates, Goodyear Tire & Rubber Note-Backed                        NYSE
          Series 2001-34 Trust
Corporate Backed Trust Certificates, Corning Debenture-Backed Series                           NYSE
          2001-35 Trust
Corporate Backed Trust Certificates, Ford Motor Co. Debenture-Backed Series                    NYSE
          2001-36 Trust
Corporate Backed Trust Certificates, Federal Express Corporation                               NYSE
          Note-Backed Series 2001-37 Trust
Corporate Backed Trust Certificates, W.R. Berkley Capital Trust                                NYSE
          Securities-Backed Series 2002-1 Trust
Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed                          NYSE
          Series 2002-2 Trust
Corporate Backed Trust Certificates, Brunswick Corporation Note-Backed                         NYSE
          Series 2002-3 Trust
Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed                          NYSE
          Series 2002-4 Trust
Callable Zero Coupon Trust Certificates, Series 2002-TVA-1                                     NYSE
Corporate Backed Trust Certificates, General Electric Capital Services                         NYSE
          Note-Backed Series 2002-5 Trust
Corporate Backed Trust Certificates, Kinder Morgan Debenture-Backed Series                     NYSE
          2002-6 Trust
Corporate Backed Trust Certificates, AT&T Wireless Services Note-Backed                        NYSE
          Series 2002-7 Trust




Corporate Backed Trust Certificates, BellSouth Debenture-Backed Series                         NYSE
          2002-8 Trust
Corporate Backed Trust Certificates, News America Debenture-Backed Series                      NYSE
          2002-9 Trust
Corporate Backed Trust Certificates, AIG Debenture-Backed Series 2002-10                       NYSE
          Trust
Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed                          NYSE
          Series 2002-11 Trust
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series                          NYSE
          2002-12 Trust
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series                          NYSE
          2002-14 Trust
Corporate Backed Trust Certificates, CIT Capital Trust I Securities-Backed                     NYSE
          Series 2002-15 Trust
Corporate Backed Trust Certificates, Verizon Global Funding Corp.                              NYSE
          Note-Backed Series 2002-16 Trust
Corporate Backed Trust Certificates, American General Institutional Capital                    NYSE
          A Capital Securities-Backed Series 2002-17 Trust
Corporate Backed Trust Certificates, Bristol Myers Squibb Debenture-Backed                     NYSE
          Series 2002-18 Trust
Repackaged GE Global Insurance Floating Rate Trust Certificates, Series                        NYSE
          2002-1 Trust


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days Yes /X/ No / /
                                            -      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /         No /X/
     -              -

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

                               Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor under the Standard Terms for Trust Agreements as supplemented by the Series Supplements listed below between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), providing for the issuance of the Corporate Backed Trust Certificates listed on page 8 (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.


The issuer of the underlying securities, or guarantor thereof, as applicable, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on the issuer of the underlying securities, or guarantor thereof, as applicable, please see its periodic reports filed with the Securities and Exchange Commission (the "Commission"). Periodic reports and other information required to be filed pursuant to the Exchange Act, by the issuer of the underlying securities, or guarantor thereof, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities, or guarantor thereof, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above. The following chart lists each trust, the issuer or guarantor of the related underlying security, and its respective Exchange Act file numbers, if applicable.

---------------------------------------------------------------------------------------------------------------------
                 Trust                             Underlying Securities                Underlying Securities
                                                          Issuer                              Guarantor
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    JPM Capital Trust I                       J.P. Morgan Chase & Co.
Series 2001-1 Trust                                                               (File No. 001-05885)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Southern Company Capital Trust I          The Southern Company
Series 2001-2 Trust                                                               (File No. 001-03526)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    KeyCorp Institutional Capital B           KeyCorp
Series 2001-3 Trust                                                               (File No. 001-11302)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Safeco Capital Trust I                    Safeco Corporation
Series 2001-4 Trust                                                               (File No. 001-06563)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    MBNA Capital A                            MBNA Corporation
Series 2001-5 Trust                                                               (File No. 001-10683)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Delta Air Lines, Inc.                     Not Applicable
Series 2001-6 Trust                     (File No. 001-05424)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    KeyCorp Capital III                       KeyCorp
Series 2001-7 Trust                                                               (File No. 001-11302)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    General Motors Corporation                Not Applicable
Series 2001-8 Trust                     (File No. 001-00043)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    DaimlerChrysler Corporation               DaimlerChrysler AG
Series 2001-9 Trust                                                               (File No. 001-14561)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Motorola, Inc.                            Not Applicable
Series 2001-10 Trust                    (File No. 001-07221)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Aon Capital A                             Aon Corporation
Series 2001-11 Trust                                                              (File No. 001-07933)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Royal & Sun Alliance Insurance Group plc  Royal & Sun Alliance Insurance
Series 2001-12 Trust                    (File No. 001-15146)                      plc
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Georgia-Pacific Corporation               Not Applicable
Series 2001-14 Trust                    (File No. 001-03506)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    JPM Capital Trust I                       J.P. Morgan Chase & Co.
Series 2001-15 Trust                                                              (File No. 001-05885)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Georgia-Pacific Corporation               Not Applicable
Series 2001-16 Trust                    (File No. 001-03506)
---------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Southern Company Capital Trust I          The Southern Company
Series 2001-18 Trust                                                              (File No. 001-03526)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Delta Air Lines, Inc.                     Not Applicable
Series 2001-19 Trust                    (File No. 001-05424)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Washington Mutual Capital I               Washington Mutual
Series 2001-20 Trust                                                              (File No. 001-14667)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    AT&T Corp.                                Not Applicable
Series 2001-21 Trust                    (File No. 001-01105)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Washington Mutual Capital I               Washington Mutual
Series 2001-22 Trust                                                              (File No. 001-14667)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Ryder System, Inc.                        Not Applicable
Series 2001-23 Trust                    (File No. 001-04364)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Deutsche Telekom International Finance    Deutsche Telekom AG.
Series 2001-24 Trust                    B.V.                                      (File No. 001-14540)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Dominion Resources Capital Trust I        Dominion Resources, Inc.
Series 2001-25 Trust                                                              (File No. 001-08489)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Nordstrom, Inc.                           Not Applicable
Series 2001-26 Trust                    (File No. 001-15059)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Royal Caribbean Cruises Ltd.              Not Applicable
Series 2001-27 Trust                    (File No. 001-11884)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Corning Incorporated                      Not Applicable
Corning Debenture-Backed Series 2001-28 (File No. 001-03247)
Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Georgia-Pacific Corporation               Not Applicable
Georgia Pacific Debenture-Backed Series (File No. 001-03506)
2001-29 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Royal Caribbean Cruises Ltd.              Not Applicable
Royal Caribbean Debenture-Backed Series (File No. 001-11884)
2001-30 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Toys "R" Us, Inc.
Toys "R" Us Debenture-Backed Series     (File No. 001-11609)                      Not Applicable
2001-31 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Liberty Media Corporation                 Not Applicable
Liberty Media Debenture-Backed Series   (File No. 001-16615)
2001-32 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    AT&T Corp.                                Not Applicable
AT&T Note-Backed Series 2001-33 Trust   (File No. 001-01105)
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Goodyear Tire & Rubber Company            Not Applicable
Goodyear Tire & Rubber Note-Backed      (File No. 001-01927)
Series 2001-34 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Corning Incorporated                      Not Applicable
Corning Debenture-Backed Series 2001-35 (File No. 001-03247)
Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Ford Motor Company                        Not Applicable
Ford Motor Co. Debenture-Backed Series  (File No. 001-03950)
2001-36 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Federal Express Corporation               Not Applicable
Federal Express Note-Backed Series      (File No. 001-07806)
2001-37 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    W.R. Berkley Capital Trust                W.R. Berkley Corporation
W.R. Berkley Capital Trust                                                        (File No. 001-15202)
Securities-Backed Series 2002-1 Trust
---------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Royal & Sun Alliance Insurance Group plc  Royal & Sun Alliance Insurance
Royal & Sun Alliance Bond-Backed Series (File No. 001-15146)                      plc
2002-2 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Brunswick Corporation                     Not Applicable
Brunswick Corporation Note-Backed       (File No. 001-01043)
Series 2002-3 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    DaimlerChrysler Corporation, formerly     DaimlerChrysler AG
DaimlerChrysler Debenture-Backed Series known as Chrysler Corporation             (File No. 001-14561)
2002-4 Trust
---------------------------------------------------------------------------------------------------------------------
Callable Zero Coupon Trust              The Tennessee Valley Authority            Not Applicable
Certificates, Series 2002-TVA-1
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    General Electric Capital Services, Inc.   General Electric Company
General Electric Capital Services       (File No. 001-12298)                      (File No. 001-00035)
Note-Backed Series 2002-5 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Kinder Morgan, Inc.                       Not Applicable
Kinder Morgan Debenture-Backed Series   (File No. 001-06446)
2002-6 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    AT&T Wireless Services, Inc.              Not Applicable
AT&T Wireless Services Note-Backed      (File No. 001-16567)
Series 2002-7 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    BellSouth Telecommunications, Inc.        BellSouth Corporation
BellSouth Debenture-Backed Series       (File No. 001-01049)                      (File No. 001-08607)
2002-8 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    News America Incorporated                 The News Corporation Limited
News America Debenture-Backed Series                                              (File No. 001-09141)
2002-9 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    American International Group Inc.         Not Applicable
AIG Debenture-Backed Series 2002-10     (File No. 001-08787)
Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Royal & Sun Alliance Insurance Group plc  Royal & Sun Alliance Insurance
Royal & Sun Alliance Bond-Backed Series (File No. 001-15146)                      plc
2002-11 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Motorola, Inc.                            Not Applicable
Motorola Debenture-Backed Series        (File No. 001-07221)
2002-12 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Motorola, Inc.                            Not Applicable
Motorola Debenture-Backed Series        (File No. 001-07221)
2002-14 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    CIT Capital Trust I                       CIT Group Inc.
CIT Capital Trust I Securities-Backed                                             (File No. 001-01861)
Series 2002-15 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Verizon Global Funding Corp.              Verizon Communications Inc.
Verizon Global Funding Corp.                                                      (File No. 001-08606)
Note-Backed Series 2002-16 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    American General Institutional Capital A  American International Group, Inc.
American General Institutional Capital                                            (File No. 001-08787)
A Capital Securities-Backed Series
2002-17 Trust
---------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates,    Bristol-Myers Squibb Company              Not Applicable
Bristol Myers Squibb Debenture-Backed   (File No. 001-01136)
Series 2002-18 Trust
---------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------
Repackaged GE Global Insurance Floating GE Global Insurance Holding Corporation   Not Applicable
Rate Trust Certificates, Series 2002-1  (File No. 001-14178)
Trust
---------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-1
Corporate Backed Trust Certificates, Series 2001-1 Trust,
dated as of January 16, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-2
Corporate Backed Trust Certificates, Series 2001-2 Trust,
dated as of January 22, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-3
Corporate Backed Trust Certificates, Series 2001-3 Trust,
dated as of January 25, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of February
23, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-4
Corporate Backed Trust Certificates, Series 2001-4 Trust,
dated as of January 29, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of February
13, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-5
Corporate Backed Trust Certificates, Series 2001-5 Trust,
dated as of February 2, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of February
16, 2001 and a Second Supplement to Series Supplement dated
as of February 23, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-6
Corporate Backed Trust Certificates, Series 2001-6 Trust,
dated as of March 1, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-7
Corporate Backed Trust Certificates, Series 2001-7 Trust,
dated as of March 2, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-8
Corporate Backed Trust Certificates, Series 2001-8 Trust,
dated as of March 8, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-9
Corporate Backed Trust Certificates, Series 2001-9 Trust,
dated as of March 14, 2001, as Supplemented by a Supplement
to the Series Supplement dated as of March 27, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-10
Corporate Backed Trust Certificates, Series 2001-10 Trust,
dated as of March 22, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-11
Corporate Backed Trust Certificates, Series 2001-11 Trust,
dated as of March 28, 2001, as Supplemented by a
Supplement  to the Series Supplement dated as of May 30,
2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-12
Corporate Backed Trust Certificates, Series 2001-12 Trust,
dated as of April 3, 2001
---------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-14
Corporate Backed Trust Certificates, Series 2001-14 Trust,
dated as of April 10, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-15
Corporate Backed Trust Certificates, Series 2001-15 Trust,
dated as of April 30, 2001, as Supplemented by a
Supplement  to the  Series  Supplement dated as of May 29,
2001 and a second supplement to the Series Supplement dates
as of June 7, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-16
Corporate Backed Trust Certificates, Series 2001-16 Trust,
dated as of May 1, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-17
Corporate Backed Trust Certificates, Series 2001-17 Trust,
dated as of May 2, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-18
Corporate Backed Trust Certificates, Series 2001-18 Trust,
dated as of May 8, 2001, as Supplemented by a Supplement to
the  Series Supplement dated as of July 18, 2001 and a
second supplement to the Series Supplement dated as of
August 17, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-19
Corporate Backed Trust Certificates, Series 2001-19 Trust,
dated as of May 11, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-20
Corporate Backed Trust Certificates, Series 2001-20 Trust,
dated as of May 22, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-21
Corporate Backed Trust Certificates, Series 2001-21 Trust,
dated as of May 24, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-22
Corporate Backed Trust Certificates, Series 2001-22 Trust,
dated as of May 24, 2001, as Supplemented by a Supplement
to the Series Supplement dated as of June 29, 2001 and a
second supplement to the Series Supplement dated as of
August 15, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-23
Corporate Backed Trust Certificates, Series 2001-23 Trust,
dated as of June 1, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series                Corporate Backed Trust Certificates, Series 2001-24
Supplement, Corporate Backed Trust Certificates, Series
2001-24 Trust, dated as of June 8, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-25
Corporate Backed Trust Certificates, Series 2001-25 Trust,
dated as of June 14, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-26
Corporate Backed Trust Certificates, Series 2001-26 Trust,
dated as of June 21, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Series 2001-27
Corporate Backed Trust Certificates, Series 2001-27 Trust,
dated as of June 28, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Corning
Corporate Backed Trust Certificates, Corning                  Debenture-Backed Series 2001-28
Debenture-Backed Series 2001-28 Trust, dated as of July 24,
2001
---------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Georgia Pacific
Corporate Backed Trust Certificates, Georgia Pacific          Debenture-Backed Series 2001-29
Debenture-Backed Series 2001-29 Trust, dated as of July 26,
2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Royal Caribbean
Corporate Backed Trust Certificates, Royal Caribbean          Debenture-Backed Series 2001-30
Debenture-Backed Series 2001-30 Trust, dated as of July 27,
2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Toys "R" Us
Corporate Backed Trust Certificates, Toys "R" Us              Debenture-Backed Series 2001-31
Debenture-Backed Series 2001-31 Trust, dated as of July 31,
2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Liberty Media
Corporate Backed Trust Certificates, Liberty Media            Debenture-Backed Series 2001-32
Debenture-Backed Series 2001-32 Trust, dated as of August
29, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, AT&T Note-Backed
Corporate Backed Trust Certificates, AT&T Note-Backed         Series 2001-33
Series 2001-33 Trust, dated as of September 5, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Goodyear Tire &
Corporate Backed Trust Certificates, Goodyear Tire & Rubber   Rubber Note-Backed Series 2001-34
Note-Backed Series 2001-34 Trust, dated as of September 6,
2001, as Supplemented by a Supplement to the Series
Supplement dated as of September 19, 2001 and a second
supplement to the Series Supplement, dated as of October
22, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Corning
Corporate Backed Trust Certificates, Corning                  Debenture-Backed Series 2001-35
Debenture-Backed Series 2001-35 Trust, dated as of
September 21, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Ford Motor Co.
Corporate Backed Trust Certificates, Ford Motor Co.           Debenture-Backed Series 2001-36
Debenture-Backed Series 2001-36 Trust, dated as of November
15, 2001, as Supplemented by a Supplement to the Series
Supplement dated as of December 20, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Federal Express
Corporate Backed Trust Certificates, Federal                  Corporation Note-Backed Series 2001-37
Express Corporation Note-Backed Series 2001-37 Trust, dated
as of December 27, 2001
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, W.R. Berkley
Corporate Backed Trust Certificates, W.R. Berkley Capital     Capital Trust Securities-Backed Series 2002-1
Trust Securities-Backed Series 2002-1 Trust, dated as of
January 23, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Royal & Sun
Corporate Backed Trust Certificates, Royal & Sun Alliance     Alliance Bond-Backed Series 2002-2
Bond-Backed Series 2002-2 Trust, dated as of February 21,
2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Brunswick
Corporate Backed Trust Certificates, Brunswick Corporation    Corporation Note-Backed Series 2002-3
Note-Backed Series 2002-3 Trust, dated as of March 7, 2002
---------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, DaimlerChrysler
Corporate Backed Trust Certificates, DaimlerChrysler          Debenture-Backed Series 2002-4
Debenture-Backed Series 2002-4 Trust, dated as of March 21,
2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Callable Zero Coupon Trust Certificates, Series
Callable Zero Coupon Trust Certificates, Series 2002-TVA-1    2002-TVA-1
Trust, dated as of March 25, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, General Electric
Corporate Backed Trust Certificates, General Electric         Capital Services Note-Backed Series 2002-5
Capital Services Note-Backed Series 2002-5 Trust, dated as
of April 2, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Kinder Morgan
Corporate Backed Trust Certificates, Kinder Morgan            Debenture-Backed Series 2002-6
Debenture-Backed Series 2002-6 Trust, dated as of April 16,
2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, AT&T Wireless
Corporate Backed Trust Certificates, AT&T Wireless Services   Services Note-Backed Series 2002-7
Note-Backed Series 2002-7 Trust, dated as of May 1, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, BellSouth
Corporate Backed Trust Certificates, BellSouth                Debenture-Backed Series 2002-8
Debenture-Backed Series 2002-8 Trust, dated as of May 23,
2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, News America
Corporate Backed Trust Certificates, News America             Debenture-Backed Series 2002-9
Debenture-Backed Series 2002-9 Trust, dated as of June 3,
2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, AIG
Corporate Backed Trust Certificates, AIG Debenture-Backed     Debenture-Backed Series 2002-10
Series 2002-10 Trust, dated as of June 6, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Royal & Sun
Corporate Backed Trust Certificates, Royal & Sun Alliance     Alliance Bond-Backed Series 2002-11
Bond-Backed Series 2002-11 Trust, dated as of June 7, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Motorola
Corporate Backed Trust Certificates, Motorola                 Debenture-Backed Series 2002-12
Debenture-Backed Series 2002-12 Trust, dated as of June 18,
2002, as Supplemented by a Supplement  to the Series
Supplement dated as of June 21, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Motorola
Corporate Backed Trust Certificates, Motorola                 Debenture-Backed Series 2002-14
Debenture-Backed Series 2002-14 Trust, dated as of July 19,
2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, CIT Capital
Corporate Backed Trust Certificates, CIT Capital Trust I      Trust I Securities-Backed Series 2002-15
Securities-Backed Series 2002-15 Trust, dated as of July
24, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Verizon Global
Corporate Backed Trust Certificates, Verizon Global Funding   Funding Corp. Note-Backed Series 2002-16
Corp. Note-Backed Series 2002-16 Trust, dated as of July 30, 2002
---------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------
                    Governing Documents                                   Certificates Issued Thereunder
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, American General
Corporate Backed Trust Certificates, American General         Institutional Capital A Capital Securities-Backed
Institutional Capital A Capital Securities-Backed Series      Series 2002-17
2002-17 Trust, dated as of October 23, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Corporate Backed Trust Certificates, Bristol Myers
Corporate Backed Trust Certificates, Bristol Myers Squibb     Squibb Debenture-Backed Series 2002-18
Debenture-Backed Series 2002-18 Trust, dated as of October
31, 2002
---------------------------------------------------------------------------------------------------------------------
Standard Terms for Trust Agreements and Series Supplement,    Repackaged GE Global Insurance Floating Rate Trust
Repackaged GE Global Insurance Floating Rate Trust            Certificates, Series 2002-1
Certificates, Series 2002-1 Trust, dated as of November 15,
2002
---------------------------------------------------------------------------------------------------------------------


                                    PART I

Item 1. Business.
-----------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None


Item 4.  Submission of Matters To A Vote of Security Holders.
-------------------------------------------------------------
         None



                                    PART II

Item-5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
Matters.
--------
     The publicly offered Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
         Not Applicable


Item 9. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------
         None



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------
         (a) Not Applicable

         (b) Not Applicable

         (c) Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Controls and Procedures.
----------------------------------
         Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
---------------------------------------------------------------------------

         (a) The following documents have been filed as part of this report.


                  1. Trustee's Distribution Statements documented on Form 8-K of Corporate Backed Trust Certificates Series to the Certificate Holders for period of January 1, 2002 through and including December 31, 2002 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed in Item 15 (b) below.

                  2. Exhibits:

                           99.1 - Certification by Senior Vice-President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.


         (b) The following reports on Form 8-K were filed during the period covered by this report:


--------------------------------------------------------------------------------------------------------------------
                               Trust Description                                 Distribution Date      Filed on
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-1                                   01/15/2002        06/14/2002
                                                                                     07/15/2002        10/09/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-2                                   02/01/2002        06/14/2002
                                                                                     08/01/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-3                                   12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-4                                   01/15/2002        06/14/2002
                                                                                     07/15/2002        10/09/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-5                                   12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-6                                   12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
--------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-7                                   01/15/2002        06/14/2002
                                                                                     07/15/2002        10/09/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-8                                   12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-9                                   02/01/2002        06/14/2002
                                                                                     08/01/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-10                                  04/01/2002        06/14/2002
                                                                                     10/01/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-11                                  01/01/2002        06/14/2002
                                                                                     07/01/2002        10/09/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-12                                  04/15/2002        06/14/2002
                                                                                     10/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-14                                  04/30/2002        06/14/2002
                                                                                     10/30/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-15                                  01/15/2002        06/14/2002
                                                                                     07/15/2002        10/09/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-16                                  11/15/2001        06/14/2002
                                                                                     05/15/2002        06/14/2002
                                                                                     11/15/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-17                                  02/15/2002        06/14/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-18                                  02/01/2002        06/14/2002
                                                                                     08/01/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-19                                  12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-20                                  12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-21                                  03/15/2002        03/20/2003
                                                                                     09/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-22                                  12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-23                                  12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-24                                  12/15/2001        06/14/2002
                                                                                     06/15/2002        07/25/2002
                                                                                     12/15/2002        01/15/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-25                                  12/01/2001        06/14/2002
                                                                                     06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-26                                  03/15/2002        06/06/2002
                                                                                     09/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Series 2001-27                                  04/15/2002        06/14/2002
                                                                                     10/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Corning Debenture-Backed Series 2001-28         03/15/2002        06/06/2002
                                                                                     09/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Georgia Pacific Debenture-Backed Series         04/30/2002        06/14/2002
2001-29                                                                              10/30/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Royal Caribbean Debenture-Backed Series         03/15/2002        03/20/2003
2001-30                                                                              09/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Toys  "R" Us Debenture-Backed Series            03/01/2002        06/06/2002
--------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------------------
2001-31                                                                              09/01/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Liberty Media Debenture-Backed Series           02/01/2002        06/14/2002
2001-32                                                                              08/01/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, AT&T Note-Backed Series 2001-33                 03/15/2002        03/20/2003
                                                                                     09/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Goodyear Tire & Rubber Note-Backed Series       03/15/2002        03/20/2003
2001-34                                                                              09/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Corning Debenture-Backed Series 2001-35         03/01/2002        06/06/2002
                                                                                     09/01/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Ford Motor Co. Debenture-Backed Series          05/15/2002        06/14/2002
2001-36                                                                              11/15/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Federal Express Corporation Note-Backed         01/01/2002        06/14/2002
Series 2001-37                                                                       07/01/2002        10/09/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, W.R. Berkley Capital Trust                      06/15/2002        07/25/2002
Securities-Backed Series 2002-1                                                      12/15/2002        01/15/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed Series         04/15/2002        06/14/2002
2002-2                                                                               10/15/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Brunswick Corporation Note-Backed Series        08/01/2002        12/23/2002
2002-3
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed Series         08/01/2002        12/23/2002
2002-4
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, General Electric Capital Services               08/15/2002        12/23/2002
Note-Backed Series 2002-5
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Kinder Morgan Debenture-Backed Series           09/01/2002        12/23/2002
2002-6
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, AT&T Wireless Services Note-Backed Series       09/01/2002        12/23/2002
2002-7
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, BellSouth Debenture-Backed Series 2002-8        06/01/2002        07/25/2002
                                                                                     12/01/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, News America Debenture-Backed Series            12/01/2002        01/07/2003
2002-9
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, AIG Debenture-Backed Series 2002-10             07/31/2002        03/20/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Royal & Sun Alliance Bond-Backed Series         10/15/2002        12/23/2002
2002-11
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-12        10/01/2002        12/23/2002
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-14        11/15/2002        01/07/2003
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, CIT Capital Trust I Securities-Backed           08/15/2002        12/23/2002
Series 2002-15
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Verizon Global Funding Corp. Note-Backed        12/01/2002        01/07/2003
Series 2002-16
--------------------------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, American General Institutional Capital A        12/01/2002        01/07/2003
Capital Securities-Backed Series 2002-17
--------------------------------------------------------------------------------------------------------------------

         (c) See item 15 (a) above.

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

                                  Lehman ABS Corporation, As Depositor for the
                                  Trusts (the "Registrant")




Dated:  February 2, 2004          By:      /s/ Paul Mitrokostas
                                     -----------------------------------------
                                           Name:   Paul Mitrokostas
                                           Title:  Senior Vice President


                                           EXHIBIT INDEX

         ------------------------------------------------------------------------------------------
            Reference                                                             Exhibit Number
            Number per                   Description of Exhibits                in this Form 10-K
           Item 601 of
          Regulation SK
         ------------------------------------------------------------------------------------------
              (99.1)     Certification by Senior Vice-President of the                 99.1
                         Registrant pursuant to 15 U.S.C. Section 7241, as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002.
         ------------------------------------------------------------------------------------------
              (99.2)     Annual Compliance Report by Trustee pursuant to 15            99.2
                         U.S.C. Section 7241, as adopted pursuant to Section
                         302 of the Sarbanes-Oxley Act of 2002.
         ------------------------------------------------------------------------------------------
